Form 10-Q
PEGASUS AIRCRAFT PARTNERS II L P
filed 1996-05-20
CIK 849870

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------
Commission file number       0-18387
                      ---------------------------------------------------------

                       Pegasus Aircraft Partners II, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    84-1111757
      -----------------------                          -------------
      (State of organization)                          (IRS Employer
                                                     Identification No.)

 Four Embarcadero Center 35th Floor
      San Francisco, California                             94111
      -------------------------                            --------
        (Address of principal                             (Zip Code)
         executive offices)

        Registrant's telephone number, including area code (415) 434-3900

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .
                                             ---  ---

                       Pegasus Aircraft Partners II, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1996



                                Table of Contents

                                                                                                   Page
                                                                                                   ----
  Part I          FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                        2

                             Balance Sheets - March 31, 1996
                             and December 31, 1995                                                   2

                             Statements of Income for the three
                             months ended March 31, 1996
                             and 1995                                                                3

                             Statements of Partners' Equity for the
                             three months ended March 31, 1996
                             and 1995                                                                4

                             Statements of Cash Flows for the three
                             months ended March 31, 1996 and
                             1995                                                                    5

                             Notes to Financial Statements                                           6

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                                                          15

  Part II         OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                      19
                  Item 3.    Exhibits and Reports on Form 8-K                                       20

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

             BALANCE SHEETS -- MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                                                           1996           1995
                                                           ----           ----
                                                    (in thousands, except unit data)
                                     ASSETS

  Cash and cash equivalents                              $ 11,838       $ 11,955
  Restricted cash                                           2,327          2,104
  Rent and other receivables                                1,979          2,557
  Aircraft, net (Notes 2 and 4)                         60,796         63,482
  Other assets                                                685            701
                                                         --------       --------
     Total Assets                                        $ 77,625       $ 80,799
                                                         ========       ========

                        LIABILITIES AND PARTNERS' EQUITY

  LIABILITIES:
     Accounts payable and accrued expenses               $    154       $    148
     Payable to affiliates (Note 3)                           873            893
     Interest payable                                          41             46
     Maintenance payable                                    2,327          2,104
     Notes payable                                          6,159          6,638
     Deferred income                                        3,901          4,672
     Distributions payable to partners                      2,945          2,931
                                                         --------       --------
       Total Liabilities                                   16,400         17,432
                                                         --------       --------

  COMMITMENTS AND CONTINGENCIES (Notes 3,4, and 5)

  PARTNERS' EQUITY:
     General Partners                                        (837)          (816)
     Limited Partners (7,255,000 units outstanding)        62,062         64,183
                                                         --------       --------
       Total Partners' Equity                              61,225         63,367
                                                         --------       --------
             Total Liabilities and Partners' Equity      $ 77,625       $ 80,799
                                                         ========       ========


                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                    1996            1995
                                                    ----            ----
                                               (in thousands, except unit data
                                                    and per unit amounts)
  REVENUE:
      Rentals from operating leases              $    3,927      $    3,561
      Interest                                          208             126
                                                 ----------      ----------
                                                      4,135           3,687
                                                 ----------      ----------

  EXPENSES:
      Depreciation and amortization                   2,705           2,341
      Management and re-lease fees (Note 3)             291             266
      Interest                                          172             202
      General and administrative (Note 3)                87              70
      Direct lease                                       91              59
                                                 ----------      ----------
                                                      3,346           2,938
                                                 ----------      ----------

  NET INCOME                                     $      789      $      749
                                                 ==========      ==========

  NET INCOME ALLOCATED:
      To the General Partners                    $        8      $        7
      To the Limited Partners                           781             742
                                                 ----------      ----------
                                                 $      789      $      749
                                                 ==========      ==========

  NET INCOME PER LIMITED
      PARTNERSHIP UNIT                           $      .11      $      .10
                                                 ==========      ==========

  WEIGHTED AVERAGE NUMBER
      OF LIMITED PARTNERSHIP
      UNITS OUTSTANDING                           7,255,000       7,255,000
                                                 ==========      ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                             General     Limited
                                            Partners     Partners         Total
                                            --------     --------         -----
                                                      (in thousands)
  Balance, January 1, 1996                   $(816)      $ 64,183       $ 63,367

     Net income                                  8            781            789

     Distributions to partners declared        (29)        (2,902)        (2,931)
                                             -----       --------       --------

  Balance, March 31, 1996                    ($837)      $ 62,062       $ 61,225
                                             =====       ========       ========


  Balance, January 1, 1995                   $(719)      $ 73,792       $ 73,073

     Net income                                  7            742            749

     Distributions to partners declared        (29)        (2,902)        (2,931)
                                             -----       --------       --------

  Balance, March 31, 1995                    $(741)      $ 71,632       $ 70,891
                                             =====       ========       ========


                  The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                         1996           1995
                                                         ----           ----
                                                            (in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $    789       $   749
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                    2,705         2,341
         Change in assets and liabilities:
           Rent and other receivables                       476          (992)
           Other assets                                      16            24
           Accounts payable and accrued expenses              6            30
           Payable to affiliates                            (20)          (19)
           Interest payable                                  (5)            2
           Deferred income                                 (771)           48
                                                       --------       -------
       Net cash provided by operating activities          3,196         2,183
                                                       --------       -------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capitalized aircraft improvements                      (19)          (16)
     Repayment of advances by lessees                       102           118
                                                       --------       -------
       Net cash provided by investing activities             83           102
                                                       --------       -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Transfers to restricted cash                          --             (35)
     Repayment of notes payable                            (479)          (88)
     Cash distributions paid to partners                 (2,917)       (2,931)
                                                       --------       -------
       Net cash used in financing activities             (3,396)       (3,054)
                                                       --------       -------

  NET DECREASE IN
     CASH AND CASH EQUIVALENTS                             (117)         (769)

  CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                              11,955         4,513
                                                       --------       -------

  CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                  $ 11,838       $ 3,744
                                                       ========       =======

  Supplemental schedule of cash flow information:
     Interest paid                                     $    177       $   200
                                                       ========       =======

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                 --------------
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1996 and the results of its operations, changes in partners' equity and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1995.

2.       AIRCRAFT

         The Partnership's net investment in aircraft as of March 31, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                                         1996                  1995
                                                                         ----                  ----
         Aircraft on operating leases                                   $114,460            $ 114,460
         Less:  Accumulated depreciation                                 (48,480)             (45,775)
                    Provision for decline in market
                      value of aircraft                                  (12,246)             (12,246)
                                                                        --------            ---------
                                                                        $ 53,734            $  56,439

         Aircraft held for lease                                        $ 28,747            $  28,728
         Less:    Accumulated depreciation                               (11,013)             (11,013)
                  Amounts received including value
                  of aircraft in Lease Settlement accounted
                  for under the cost recovery method                     (10,115)             (10,115)
                  Reserves for maintenance                                  (557)                (557)
                                                                        --------            ---------
                                                                           7,062                7,043
                                                                        --------            ---------
                  Aircraft, net                                         $ 60,796            $  63,482
                                                                        ========            =========

3.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $58,000 of base management fees during the three months ended March 31, 1996.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $165,000 of incentive management fees during the three months ended March 31, 1996.

         Re-lease Fees The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $68,000 of re-lease fees during the three months ended March 31, 1996.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $19,000 during the three months ended March 31, 1996, all of which was payable to the Administrative General Partner.

         During the quarter ended March 31, 1996 and the year ended December 31, 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees earned beginning January 1, 1995. Such fees aggregated $111,000 and $445,000 for the quarter ended March 31, 1996 and the year ended December 31, 1995, respectively.

         In the quarter ended March 31, 1996, the Partnership purchased certain equipment and parts relating to the A-300 aircraft from a company owned by the three directors of the Managing General Partner in the amount of $10,000.

4.       AIRCRAFT LEASES

         Continental Airlines Leases During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental, originally scheduled to expire on May 31, 1997, with rents of $252,000 per month. Continental also has three two-year renewal options, with rent payable during the first two such renewal periods at the lesser of the then fair market rental value or the rental rate during the initial term, and during the third such renewal period at the then fair market rental rate. In addition, the lessee has a right of first refusal to purchase or re-lease the aircraft after the last renewal period on the same terms as those included in any bona fide offer made to the Partnership by a third party.

         During September 1989, the Partnership acquired a Boeing 727-200 non-advanced aircraft for a total purchase price of $6,116,000, subject to an operating lease with Continental.

         During August 1990, the Partnership acquired an Airbus Industrie Model A300-B4-103 ("A-300") aircraft for a total purchase price of $28,070,000, subject to an operating lease with Continental, originally scheduled to expire on December 29, 2000 and with monthly, in advance, rentals of $312,000.

         In January 1995, Continental announced that it was grounding its fleet of Airbus Industrie A-300 aircraft, including the A-300 aircraft leased to it by the Partnership, and notified the Partnership of its intention to return the aircraft to the Partnership. Continental paid $150,000 of the $312,000 monthly rental payment due in February through May 1995. The Partnership did not accrue as rental revenue the difference between the amount due and the amount paid by Continental for such months. Continental took the A-300 out of service in May 1995, and the aircraft was prepared for delivery in June 1995 to a new lessee, Akdeniz Air Mediterranean, Inc. ("Akdeniz") based in Turkey.

         In June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz has since defaulted (See Footnote 9, to the Financial Statements, "Lessee Default"). The Partnership has recovered the A-300 aircraft and is currently remarketing it. The Partnership estimates that it will spend approximately $1.4 million for a scheduled heavy maintenance check that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance.

         On November 15, 1995, the Partnership reached an agreement with Continental regarding the settlement for the lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 Aircraft lease ("DC-10 Restructuring").

         Under the terms of the A-300 Lease Settlement, the Partnership received a cash payment of approximately $3,721,000, including approximately $325,000 as reimbursement for certain integration and transaction expenses, and (i) title to a Boeing 727-200 advanced aircraft subject to lease with Continental for a term of approximately 26 months at a lease rate of $85,000 per month and (ii) title to a second Boeing 727-200 advanced aircraft subject to a lease with Continental for a term of approximately 42 months at a lease rate of $85,000 per month. Additionally, the Partnership received approximately $557,000 as an economic settlement in lieu of Continental performing certain maintenance work and meeting the return conditions required by the lease.

         Under the DC-10 Restructuring the Partnership received approximately $3,100,000, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remain unchanged.

         The Partnership provided $250,000 as a decline in market value of aircraft to reflect the Partnership's estimate of recoverability of the investments in the DC-10-10 aircraft at December 31, 1995.

         Continental did not make the monthly rental payments due under the three leases with the Partnership on December 1, 1990 and filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At March 31, 1996 the Partnership had $62,000, deferred rentals receivable from Continental all of which was repaid in April 1996. Additionally, at March 31, 1996, the Partnership had aircraft modification advances to Continental totaling $229,000, which are being repaid monthly with interest.

         Trans World Airlines Leases During December 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $20,763,000, subject to an operating lease with TWA, which was originally scheduled to expire on April 13, 1993, but was amended and extended until November 1, 1998 with monthly, in advance, rental payments of $185,000.

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term, in monthly installments with interest at a fixed rate of 9.70%. At March 31, 1996, the balance of the receivable was $400,000. All first quarter 1996 repayments of advances have been made by TWA as scheduled.

         During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on March 31, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term in monthly installments with interest at 9.68%. At March 31, 1996, the balance of the receivable was $289,000. All 1996 through May repayments of advances have been made by TWA as scheduled. The Partnership is obligated to advance an additional $550,000 with respect to additional maintenance procedures, when such work is completed.

         In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. Under the terms of the TWA Agreement all rents deferred during the November 1994 to April 1995 period are to be repaid with interest at 12% from the date of deferral over an 18-month period, the repayments of which commenced May 1, 1995. Deferred rent pursuant to the TWA Agreement of $523,000 and $736,000 was included in rents and other receivables in the balance sheets as of March 31, 1996, and December 31, 1995 respectively. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that it will be able to meet its obligations in the future.

         The Partnership recorded $200,000, $2,000,000 and $2,040,000 during 1995, 1994 and 1992 as a provisions for decline in market value of the Lockheed L-1011 aircraft. These provisions reflected the General Partners' estimate of the recoverability of the Partnership's investment in this aircraft.

         Aeromexico Leases During July 1992, the Partnership re-leased two McDonnell Douglas DC-9-31 aircraft previously leased to Midway Airlines Inc. to Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The leases are operating leases that require quarterly rental payments, in advance, in the amount of $234,000 per aircraft. The terms of the leases expire on July 6, 1997 and July 23, 1997. Aeromexico has the right to renew the leases for up to five consecutive one-year renewal periods for the then fair market rental value.

         The DC-9-31 aircraft had originally been acquired in April and March 1990 for purchase prices aggregating $14,295,000. At the time the Partnership repossessed these two aircraft from Midway, the aircraft were in need of substantial maintenance work. As a precondition to accepting the aircraft for lease, Aeromexico required the Partnership to complete the needed maintenance procedures and also to make certain capital improvements to the aircraft. The Partnership incurred approximately $5.5 million in completing these maintenance procedures and capital improvements.

         In October 1994, Aeromexico failed to make the quarterly in advance rental payments for both aircraft. Aeromexico announced it was having financial and operating problems and, in response, made significant management changes and began to develop a revised business plan. Aeromexico agreed to and paid monthly rental payments equal to the monthly equivalent rent ($78,000 per aircraft) beginning November 1994 in return for a four-month standstill agreement ("Standstill Agreement") from lessors and lenders not to pursue their rights and remedies with respect to Aeromexico's failure to pay rent and other debt due in October 1994. The Standstill Agreement was extended an additional three months to allow Aeromexico to complete the restructuring discussed below. Aeromexico made all of its monthly rental payments due and repaid the October 1994 rent with interest.

         Aeromexico has taken certain steps to improve its operating results and restructure its financial obligations. Aeromexico's commercial bank creditors converted certain obligations of Aeromexico into equity in Aeromexico and certain notes due in 1995 were restructured into long term notes. However, the Aeromexico situation remains complicated by the lack of stability of the Mexican economy and the Mexican peso.

         At December 31, 1994 the Partnership recorded an aggregate of approximately $300,000 as provisions for decline in market value of aircraft with respect to the two Aeromexico aircraft.

         Kiwi International Air Lines Leases During March and May 1993, the Partnership leased its two Boeing 727-200 aircraft, which were previously leased to Continental 727 (non-advanced aircraft) and Dan-Air Services Limited ("Dan-Air") ("727 Advanced Aircraft") to Kiwi International Air Lines, Inc. ("Kiwi"). The leases are operating leases which require monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced). The terms of the leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. During the terms of the leases Kiwi can request that the aircraft be hushkitted to obtain Stage 3 noise abatement for which the lease term will be reset to five years with lease payments increasing to amortize the cost of the hushkitting at the rate of 2% per month. Alternatively, the Partnership can deem the hushkitting economically infeasible at which point Kiwi can terminate the leases and return the aircraft. The original leases also had an annual one month rent abatement feature, which would extend the term of the leases by a month for each year Kiwi opted for the abatement. Under the original terms, Kiwi had two one-year renewal options, with rent payable at the then current fair market rental rate.

         The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership is subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership recorded the securities at a value of $600,000 and began recognizing the associated income ratably over the lease terms. Of the $600,000, $81,000 and $75,000 were recognized as income during 1994 and 1993, respectively. Because of concerns discussed below, the Partnership stopped amortizing such income in the fourth quarter of 1994. The $600,000 is included in other assets on the balance sheet.

         Kiwi is also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered by the Partnership. The Partnership is obligated to reimburse Kiwi for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by Kiwi.

         In connection with the delivery of the aircraft the Partnership expended $2,228,000 with respect to the 727 Advanced aircraft, of which $971,000 was capitalized and $1,257,000 represented maintenance costs which were paid out of funds received in a maintenance settlement with Dan-Air.

         During 1994, the Partnership funded approximately $633,000 of costs related to maintenance of the Kiwi aircraft, $308,000 of which was scheduled to be repaid by Kiwi over a one-year period. To date, no payments have been made. In March 1996 Kiwi signed a promissory note scheduling the repayment of this amount, with interest from February 1996 at 12% per annum, over eighteen months beginning June 1, 1996.

         The Partnership recorded $300,000 and $2,175,000 during 1994 and 1993, respectively, as a provision for decline in market value of the Boeing 727-200 aircraft which was previously leased to Dan-Air.

         Kiwi, as a start-up airline, had continued liquidity concerns that were worsened by operating problems in early 1995. Kiwi made significant management changes and has sought to rationalize costs and raise capital. Kiwi elected to defer January 1995 rent under the previously described rental abatement feature of the original leases, and Kiwi did not make the rental payments due in February and March 1995 and did not make maintenance reserve deposits due in those months.

         The Partnership and Kiwi executed lease amendments that modified the lease terms that enabled Kiwi to defer February's and half of March's rent in 1995. Pursuant to the lease amendments, the deferred rent was repaid over a nine-month period with 12% interest, which began July 1, 1995. Kiwi did not make payments towards the maintenance reserves for February, March and April 1995 but is obligated to fund the related maintenance work in its entirety as it becomes due. Pursuant to the lease amendments, each of the leases was extended to December 1999. The lease amendments removed the rental abatement feature of the original leases.

         Based upon the composition of its fleet and FAA mandated deadlines for compliance with Stage 3 noise reduction standards, management believes that Kiwi may request that the Partnership hushkit one or both of the 727 aircraft leased to it by December 31, 1996. If the Partnership elected to complete such work, it is anticipated that it would be funded from operating reserves and borrowings. It is estimated that these upgrades would cost $1.9 million for the nonadvanced aircraft and $3 million for the advanced aircraft. If the Partnership elected not to complete such work, Kiwi could terminate the leases. See Item 2, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", for a discussion of capital requirements.

         At March 31, 1996, the Partnership held maintenance deposits aggregating $2,327,000 with respect to the Kiwi aircraft which is included in restricted cash on the balance sheet. Kiwi made its February 1996 lease, deferred rent and maintenance payments late and has requested a similiar extension of time to make its May 1996 payments. Kiwi's ability to make timely lease and maintenance reserve payments is uncertain due to its continued liquidity and capital concerns.

5.       LITIGATION

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in Pegasus Aircraft Partners II, L.P., PaineWebber and the Administrative General Partners (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to class members who are unitholders in the Partnership.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and subsequently sought to intervene in that action and to be named class representatives for a separate subclass that they asked the Court to establish consisting of investors in the Pegasus partnerships. The court in the New York Limited Partnership Actions has not yet ruled on their request.

         Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with this litigation. The General Partners are unable to determine the effect, if any, of these actions on the Partnership's financial statements taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At March 31, 1996, the Partnership's unrestricted cash and cash equivalents of $11,838,000 was primarily invested in commercial paper. This amount was $117,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1995 of $11,955,000. This decrease in unrestricted cash was equal to the amount by which the combined total of the quarterly cash distributions paid to the partners during the quarter, the required quarterly principal payments on the Partnership's debt, and capitalized expenditures for aircraft exceeded cash provided by operating activities plus the collection of amounts previously advanced to lessees during the three months ended March 31, 1996.

         Restricted cash increased $223,000 from $2,104,000 at December 31, 1995 to $2,327,000 at March 31, 1996. During 1993, the Partnership leased two Boeing 727-200 aircraft to Kiwi. Under the terms of the leases, Kiwi is obligated to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership is obligated to reimburse Kiwi for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by Kiwi. Interest earned on the reserve funds is deposited into the funds and utilized in the same manner as other payments to the funds. This amount is reflected on the balance sheet both as restricted cash and as maintenance payable. (See discussion below regarding Kiwi deferrals.)

         Rent and other receivables decreased $578,000 from $2,557,000 at December 31, 1995 to $1,979,000 at March 31, 1996. This decrease resulted primarily from the continued repayment of advances and deferrals with Continental, TWA, Kiwi and Aeromexico.

         During December 1992, the Partnership's lease agreements with Continental with respect to the Partnership's McDonnell Douglas DC-10-10 and Airbus Industries A300-B4-103 aircraft were amended. Pursuant to the terms of the amendments, rentals attributable to the period from November 1, 1992 through February 15, 1993 were deferred. Continental resumed paying rentals on a current basis beginning February 15, 1993. The deferred rentals are payable, along with interest at the rate of 8.70% per annum, in 36 equal monthly installments beginning May 1, 1993. At March 31, 1996, the balance of the deferred rentals was $62,000.

         The Partnership has also made advances to Continental aggregating $900,000 under the lease agreements with Continental. At March 31, 1996 the balance of the advances aggregated $229,000. All related payments have been made when due.

         The Partnership's leases with TWA for the Lockheed L-1011 and McDonnell Douglas MD-82 aircraft were modified and extended during April 1993. Upon execution of the lease amendments, the Partnership advanced $1,300,000 to TWA to finance certain major maintenance procedures which had been performed on the two aircraft. The

Partnership is obligated to advance an additional $550,000 if and when additional maintenance procedures are completed on the Lockheed L-1011 aircraft during 1995. TWA has agreed to repay these amounts to the Partnership over the applicable remaining lease terms in equal monthly installments with interest at a fixed rate of 450 basis points over the equivalent term U.S. treasury obligations (9.68% and 9.70% for the initial advances). At March 31, 1996, the balance of the advances to TWA aggregate $689,000.

         Other assets decreased $16,000 from $701,000 at December 31, 1995 to $685,000 at March 31, 1996. This decrease resulted primarily from a decrease in prepaid expenses.

         The Partnership received Kiwi stock and rights to warrants in connection with the leasing of the two Boeing 727-200 aircraft to Kiwi. The Partnership is subject to significant restrictions on its ability to dispose of these securities and has no current plans to dispose of the securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership recorded the securities at a value of $600,000 and began recognizing the associated income ratably over the lease terms. Through September 30, 1994, the Partnership recognized $156,000 of income with respect to such securities. Because of Kiwi's operating and liquidity problems, the Partnership did not recognize income with respect to these securities in 1995 and the quarter ended March 31, 1996.

         The payable to affiliates decreased $20,000 from $893,000 at December 31, 1995 to $873,000 at March 31, 1996. The decrease was attributable to the payment of fees associated with the A-300 Lease Settlement and DC-10 Restructuring offset by the continued deferral of fees earned by the Administrative General Partner.

         In order to finance expenditures made during 1992 and 1993 for the maintenance work and the capital improvements to the aircraft leased to Aeromexico and Kiwi and re-leased to TWA, as well as the various advances to Continental and TWA, the Partnership established two loan facilities which permit the Partnership to borrow up to $10.5 million. Borrowings, up to the amounts expended, were made when needed to fund Partnership operations or distributions. At March 31, 1996, the Partnership borrowings, net of repayments, totaled $6,159,000. The Partnership will incur additional borrowings if necessary to fund future advances to lessees as required to finance or modification enhancements (such as hushkitting) if such investment is necessary to maintain or enhance the value of the Partnership's assets. The General Partners expect to repay all related borrowings over the remaining terms of the Aeromexico, Kiwi and TWA leases and the repayment periods for the various Continental and TWA advances.

         Deferred income was $3,901,000 at March 31, 1996 as compared to $4,672,000 at December 31, 1995. The decrease was attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement and the DC-10 Restructuring.

         During the three months ended March 31, 1996, the Partnership paid cash distributions pertaining to the fourth quarter of (except the amount due to the Administrative General Partner which remains unpaid). The quarterly distribution represented an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the first quarter of 1996 was paid on April 25, 1996 at an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 73% of the cash distributions paid to the partners for the three months ended March 31, 1996 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions paid to the partners from the inception of the Partnership through March 31, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         Based upon the operating cash reserves held at March 31, 1996 and the leases currently in place, the Partnership anticipates being able to maintain current cash distribution levels through 1996. The Partnership continues to actively remarket the A-300, which is currently off lease. The A-300 will require a heavy maintenance check in connection with its remarketing and the work required is estimated to cost $1,400,000. As part of the A-300 Settlement, the Partnership received $557,000 settlement in lieu of Continental meeting certain return conditions required by the lease. Such amount was accounted for as a reserve for maintenance and will be utilized to fund a portion of such maintenance. It is anticipated the Partnership will utilize a portion of the operating reserves to fund the balance of work required. Additionally, the lease of the DC-10-10 will expire in October 1996, unless renewed. Finally, because of the need to comply with FAA mandated Stage 3 Noise Reduction regulation, Kiwi may require the Partnership to hushkit (upgrade to Stage 3) one or both of the 727-200 aircraft leased to Kiwi. If the Partnership elects to do such work, estimated to cost $1.9 million for the non-advanced aircraft and approximately $3 million for the advanced aircraft, it will utilize operating reserves and borrowings. However, there can be no assurance that additional borrowings could be obtained. If the Partnership elected not to do the work, Kiwi could terminate the leases. Partnership cash flow would be negatively impacted during any remarketing period. Additionally, significant costs could be incurred in redeployment.

RESULTS OF OPERATIONS

         The Partnership's net income was $789,000 for the three months ended March 31, 1996 ("1996 Quarter") as compared to $749,000 for the quarter ended March 31, 1995 ("1995 Quarter"). Net income per limited partnership unit also increased from $.10 in the 1995 Quarter to $.11 for the 1996 Quarter.

         The increase in the Partnership's net income for the 1996 Quarter resulted primarily from the recognition of income during the quarter with respect to the A-300 Lease Settlement (including the income associated with the two 727 aircraft received in connection with the settlement) and the DC-10 Restructuring offset by an increase in depreciation attributable to the DC-10-10 aircraft (discussed below). (See "Liquidity and Capital Resources" and Footnote 4 to the Financial Statements, "Aircraft Leases" for a discussion of Continental.)

         Rental income increased by $366,000, or 10% in the 1996 Quarter as compared to the 1995 Quarter which reflects the difference between the income recognized with respect to the A-300 Lease Settlement (including the rent associated with the two 727 aircraft received in the settlement) and DC-10 Restructuring in the 1996 Quarter and the rents recognized in the 1995 Quarter, which included the DC-10-10 rentals at the original lease rate and the rents recognized under the A-300 Lease under which rentals of $312,000 were recognized in January 1995 and reduced rents ($150,000 per month) were recognized in February and March 1995.

         Interest income increased $82,000, or 65%, for the 1996 Quarter in comparison to the 1995 Quarter. This increase was primarily attributable to the interest income earned with respect to the cash reserves held by the Partnership during the 1996 Quarter (substantially provided by the A-300 Lease Settlement and DC 10-10 Restructuring discussed above).

         Depreciation and amortization expense increased $364,000, or 16%, for the 1996 Quarter in comparison to the 1995 Quarter. The increase was attributable to the increase in depreciation relating to the DC 10-10 aircraft (based upon a change in estimate of the aircraft's end of lease residual value) as well as the depreciation relating to the two 727 aircraft received in the A-300 Lease Settlement, which were not in place in the 1995 Quarter, offset by a reduction in depreciation expense in respect to the A-300 which was off lease during the 1996 Quarter (thus no depreciation was recognized).

         Management and re-lease fees for the 1996 Quarter increased by $25,000 or 9% in comparison to the 1995 Quarter primarily because of the increases in rental income and net income adjusted for depreciation which serve as the bases upon which management fees are calculated.

         Interest expense for the 1996 Quarter decreased by $30,000 or 15% in comparison to the 1995 Quarter primarily because of an decrease in interest rates which affected the variable rate note as well as a reduction in the principal outstanding.

         General and administrative expenses increased by $17,000 or 24% in the 1996 Quarter as compared to the 1995 Quarter due to an increase in the level of certain administrative expenses.

         Direct lease expenses increased by $32,000 or 40% in the 1996 Quarter as compared to the 1995 Quarter due primarily to an increase in insurance premiums as well as certain storage costs and technical consulting costs related to the A-300 aircraft.

                           Part II. OTHER INFORMATION

Item 3.  Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in Pegasus Aircraft Partners II, L.P., PaineWebber and the Administrative General Partners (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to class members who are unitholders in the Partnership.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert

M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and subsequently sought to intervene in that action and to be named class representatives for a separate subclass that they asked the Court to establish consisting of investors in the Pegasus partnerships. The court in the New York Limited Partnership Actions has not yet ruled on their request.

         Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with this litigation. The General Partners are unable to determine the effect, if any, of these actions on the Partnership's financial statements taken as a whole.

Item 4.    Exhibits and Reports on Form 8-K

         (a)      None

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pegasus Aircraft Partners II, L.P.
                                   (Registrant)

                                   By:      Air Transport Leasing, Inc.
                                            A General Partner

Date:  May 15, 1996                         By:     /s/ Joseph P. Ciavarella
                                                    ------------------------
                                                    Joseph P. Ciavarella
                                                    Vice President, Treasurer
                                                    and Chief Financial
                                                    and Accounting Officer

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule