Form 10-Q
period 1996-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 1996-08-14
CIK 849870

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________  to _____________________


Commission file number       0-18387

                       Pegasus Aircraft Partners II, L.P.
             (Exact name of registrant as specified in its charter)



            Delaware                                          84-1111757
      (State of organization)                               (IRS Employer
                                                          Identification No.)



 Four Embarcadero Center 35th Floor
      San Francisco, California                                94111
        (Address of principal                                (Zip Code)
         executive offices)


        Registrant's telephone number, including area code (415) 434-3900



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

                       Pegasus Aircraft Partners II, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1996



                                Table of Contents



                                                                    Page

Part I FINANCIAL INFORMATION

       Item 1.    Financial Statements (unaudited)                     2

                  Balance Sheets - June 30, 1996
                  and December 31, 1995                                2

                  Statements of Income for the three
                  months ended June 30, 1996
                  and 1995                                             3

                  Statements of Income for the six
                  months ended June 30, 1996
                  and 1995                                             4

                  Statements of Partners' Equity for the
                  six months ended June 30, 1996
                  and 1995                                             5

                  Statements of Cash Flows for the six
                  months ended June 30, 1996 and
                  1995                                                 6

                  Notes to Financial Statements                        7

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                       16

Part II OTHER INFORMATION

        Item 1.   Legal Proceedings                                   21
        Item 3.   Exhibits and Reports on Form 8-K                    23

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                       PEGASUS AIRCRAFT PARTNERS II, L.P.

              BALANCE SHEETS -- JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                                                             1996        1995
                                                           --------    --------
                                                      (in thousands, except unit data)

                                     ASSETS

Cash and cash equivalents                                  $ 11,605    $ 11,955
Restricted cash                                               2,381       2,104
Rent and other receivables                                    1,613       2,557
Aircraft, net (Notes 2 and 4)                                58,091      63,482
Other assets                                                    214         701
                                                           --------    --------
   Total Assets                                            $ 73,904    $ 80,799
                                                           ========    ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Accounts payable and accrued expenses                   $    123    $    148
   Payable to affiliates (Note 3)                               998         893
   Interest payable                                              36          46
   Maintenance payable                                        2,381       2,104
   Notes payable                                              5,680       6,638
   Deferred income                                            2,687       4,672
   Distributions payable to partners                          2,960       2,931
                                                           --------    --------
     Total Liabilities                                       14,865      17,432
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 3,4 and 5)

PARTNERS' EQUITY:
   General Partners                                            (860)       (816)
   Limited Partners (7,255,000 units outstanding)            59,899      64,183
                                                           --------    --------
     Total Partners' Equity                                  59,039      63,367
                                                           --------    --------
           Total Liabilities and Partners' Equity          $ 73,904    $ 80,799
                                                           ========    ========


                   The accompanying notes are an integral part
                         of these financial statements.


                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)

                                                        1996                1995
                                                     ----------          ----------
                                            (in thousands, except unit data and per unit amounts)

REVENUE:

    Rentals from operating leases (Note 4)           $    3,927          $    3,340
    Interest                                                195                 157
                                                     ----------          ----------
                                                     $    4,122          $    3,497
                                                     ----------          ----------

EXPENSES:
    Depreciation and amortization                         2,705               2,341
    Management and re-lease fees (Note 3)                   291                 253
    Interest                                                178                 225
    General and administrative (Note 3)                     107                  76
    Direct lease                                             96                  34
                                                     ----------          ----------
                                                          3,377              2, 929
                                                     ----------          ----------

NET INCOME                                           $      745          $      568
                                                     ==========          ==========

NET INCOME ALLOCATED:
    To the General Partners                          $        7          $        6
    To the Limited Partners                                 738                 562
                                                     ----------          ----------
                                                     $      745          $      568
                                                     ==========          ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                 $      .10          $      .08
                                                     ==========          ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                         7,255,000           7,255,000
                                                     ==========          ==========







                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)

                                                           1996          1995
                                                       ----------     ----------
                                           (in thousands, except unit data and per unit amounts)

REVENUE:

    Rentals from operating leases (Note 4)             $    7,854     $    6,901
    Interest                                                  403            283
                                                       ----------     ----------
                                                            8,257          7,184
                                                       ----------     ----------

EXPENSES:
    Depreciation and amortization                           5,410          4,682
    Management and re-lease fees (Note 3)                     582            519
    Interest                                                  350            427
    General and administrative (Note 3)                       194            146
    Direct lease                                              187             93
                                                       ----------     ----------
                                                            6,723          5,867
                                                       ----------     ----------

NET INCOME                                             $    1,534     $    1,317
                                                       ==========     ==========

NET INCOME ALLOCATED:
    To the General Partners                            $       15     $       13
    To the Limited Partners                                 1,519          1,304
                                                       ----------     ----------
                                                       $    1,534     $    1,317
                                                       ==========     ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                   $      .21     $      .18
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                           7,255,000      7,255,000
                                                       ==========     ==========






                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)


                                                    General     Limited
                                                   Partners     Partners         Total
                                                   --------     --------        ---------
                                                              (in thousands)
Balance, January 1, 1996                            $(816)      $ 64,183        $ 63,367

   Net income                                          15          1,519           1,534

   Distributions to partners declared                 (59)        (5,803)         (5,862)
                                                    -----       --------        --------

Balance, June 30, 1996                              ($860)      $ 59,899        $ 59,039
                                                    =====       ========        ========


Balance, January 1, 1995                            $(719)      $ 73,792        $ 73,073

   Net income                                          13          1,304           1,317

   Distributions to partners declared                 (59)        (5,803)         (5,862)
                                                    -----       --------        --------

Balance, June 30, 1995                              $(765)      $ 69,293        $ 68,528
                                                    =====       ========        ========








                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)

                                                                  1996            1995
                                                                --------        -------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  1,534        $ 1,317
   Adjustments to reconcile net income to net
     cash provided by operating activities:

       Depreciation and amortization                               5,410          4,682
       Loss arising from securities received
         in leasing transaction                                       36             --

       Change in assets and liabilities:
         Rent and other receivables                                  729           (867)
         Other assets                                                  7              8
         Accounts payable and accrued expenses                       (25)           184
         Payable to affiliates                                       105            154
         Interest payable                                            (10)             5
         Deferred income and deposits                             (1,541)          (225)
                                                                --------        -------
           Net cash provided by operating activities               6,245          5,258
                                                                --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                                 (19)           (16)
   Repayment of advances by lessees                                  215            232
                                                                --------        -------
     Net cash provided by investing activities                       196            216
                                                                --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Transfers to restricted cash                                     --              (70)
   Repayment of notes payable                                       (958)          (176)
   Cash distributions paid to partners                            (5,833)        (5,862)
                                                                --------        -------
     Net cash used in financing activities                        (6,791)        (6,108)
                                                                --------        -------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                    (350)          (634)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                         11,955          4,513
                                                                --------        -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                             $ 11,605        $ 3,879
                                                                ========        =======
Supplemental schedule of cash flow information:
   Interest paid                                                $    360        $   422
                                                                ========        =======

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (unaudited)


1.   GENERAL

     The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and the results of its operations, changes in partners' equity and cash flows for the six months then ended.

     These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1995.


2.   AIRCRAFT

     The Partnership's net investment in aircraft as of June 30, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                              1996            1995
                                                           ---------       ---------
Aircraft on operating leases                               $ 114,460       $ 114,460
Less:  Accumulated depreciation                              (51,185)        (45,775)
           Provision for decline in market
             value of aircraft                               (12,246)        (12,246)
                                                           ---------       ---------
                                                           $  51,029       $  56,439

Aircraft held for lease (A-300 Aircraft)                   $  28,747       $  28,728
Less:    Accumulated depreciation                            (11,013)        (11,013)
         Amounts received including value
         of aircraft in Lease Settlement accounted
         for under the cost recovery method                  (10,115)        (10,115)
         Reserves for maintenance                               (557)           (557)
                                                           ---------       ---------
                                                               7,062           7,043
                                                           ---------       ---------
         Aircraft, net                                     $  58,091       $  63,482
                                                           =========       =========

3.   TRANSACTIONS WITH AFFILIATES

     Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $58,000 and $116,000 of base management fees during the quarter and six months ended June 30, 1996, respectively.

     The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $165,000 and $330,000 of incentive management fees during the quarter and six months ended June 30, 1996, respectively. All of the above fees are subordinated to the Limited Partners received an 8% annual non-commulative return based upon original contributed capital.

     Re-lease Fees The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $68,000 and $136,000 of re-lease fees during the quarter and six months ended June 30, 1996, respectively.

     Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $18,000 and $37,000 during the quarter and six months ended June 30, 1996, respectively, all of which was payable to the Administrative General Partner.

     During the six months ended June 30, 1996 and the year ended December 31, 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees earned beginning January 1, 1995. Such fees aggregated $224,000 and $445,000 for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. As part of the proposed class action settlement (See Note 5, "Litigation" these management and re-lease fees as well as all future fees earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members.

     In the six months ended June 30, 1996, the Partnership purchased certain equipment and parts relating to the A-300 aircraft from a company owned by the three directors of the Managing General Partner in the amount of $10,000.

4.   AIRCRAFT LEASES

     Continental Airlines Leases During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental, originally scheduled to expire on May 31, 1997, with rents of $252,000 per month. Continental also has three two-year renewal options, with rent payable during the first two such renewal periods at the lesser of the then fair market rental value or the rental rate during the initial term, and during the third such renewal period at the then fair market rental rate. In addition, the lessee has a right of first refusal to purchase or re-lease the aircraft after the last renewal period on the same terms as those included in any bona fide offer made to the Partnership by a third party. This lease was modified in 1995 as discussed below.

     During September 1989, the Partnership acquired a Boeing 727-200 non-advanced aircraft for a total purchase price of $6,116,000, subject to an operating lease with Continental. This aircraft was returned during Continental's bankruptcy and subsequently leased to Kiwi (see discussion of Kiwi below).

     During August 1990, the Partnership acquired an Airbus Industrie Model A300-B4-103 ("A-300") aircraft for a total purchase price of $28,070,000, subject to an operating lease with Continental, originally scheduled to expire on December 29, 2000 and with monthly, in advance, rentals of $312,000.

     In January 1995, Continental announced that it was grounding its fleet of Airbus Industrie A-300 aircraft, including the A-300 aircraft leased to it by the Partnership, and notified the Partnership of its intention to return the aircraft to the Partnership. Continental paid $150,000 of the $312,000 monthly rental payment due in February through May 1995. The Partnership did not accrue as rental revenue the difference between the amount due and the amount paid by Continental for such months. Continental took the A-300 out of service in May 1995, and the Partnership prepared the aircraft for delivery in June 1995 to a new lessee, Akdeniz Air Mediterranean, Inc. ("Akdeniz") based in Turkey.

     In June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz subsequently defaulted. The Partnership recovered the A-300 aircraft, returned it to FAA registry, and is currently remarketing it. The Partnership estimates that it will spend approximately $1.4 million for a scheduled heavy maintenance check that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance.

     On November 15, 1995, the Partnership reached an agreement with Continental regarding the settlement of its lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 Aircraft lease ("DC-10 Restructuring").

     Under the terms of the A-300 Lease Settlement, the Partnership received a cash payment of approximately $3,721,000, including approximately $325,000 as reimbursement for certain integration and transaction expenses, and (i) title to a Boeing 727-200 advanced aircraft subject to lease with Continental for a term of approximately

26 months at a lease rate of $85,000 per month and (ii) title to a second Boeing 727-200 advanced aircraft subject to a lease with Continental for a term of approximately 42 months at a lease rate of $85,000 per month. Additionally, the Partnership received approximately $557,000 as an economic settlement in lieu of Continental performing certain maintenance work and the aircraft meeting certain return conditions required by the lease.

     Under the DC-10 Restructuring the Partnership received approximately $3,100,000, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remain unchanged. The Partnership has had discussions with Continental regarding a lease extension and is investigating other options for deployment.

     Continental did not make the monthly rental payments due under the three leases with the Partnership on December 1, 1990 and filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At June 30, 1996, the Partnership had aircraft modification advances outstanding from Continental totaling $185,000, which are being repaid monthly with interest.

Trans World Airlines Leases During December 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $20,763,000, subject to an operating lease with TWA, which was originally scheduled to expire on April 13, 1993, but was amended and extended until November 1, 1998 with monthly, in advance, rental payments of $185,000. As described below, this lease was further extended to November 2004 during TWA's prepackaged bankruptcy in 1995.

     Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term, in monthly installments with interest at a fixed rate of 9.70%. At June 30, 1996, the balance of the receivable was $366,000. All 1996 repayments of advances have been made by TWA as scheduled.

     During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

     Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term in monthly installments with interest at 9.68%. At June 30, 1996, the balance of the receivable was $262,000. All 1996 repayments of advances have been made by TWA as scheduled. The Partnership is obligated to advance an additional $550,000 with respect to additional maintenance procedures, when such work is completed.

     In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. Under the terms of the TWA Agreement all rents deferred during the November 1994 to April 1995 period are to be repaid with interest at 12% from the date of deferral over an 18-month period, the repayments of which commenced May 1, 1995. Deferred rent pursuant to the TWA Agreement of $303,000 and $736,000 was included in rents and other receivables in the balance sheets as of June 30, 1996 and December 31, 1995, respectively. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that it will be able to meet its obligations in the future.

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

     In October 1994, Aeromexico failed to make the quarterly in advance rental payments for both aircraft. Aeromexico announced it was having financial and operating problems and, in response, made significant management changes and began to develop a revised business plan. Aeromexico agreed to and paid monthly rental payments equal to the monthly equivalent rent ($78,000 per aircraft) beginning November 1994 in return for a four-month standstill agreement ("Standstill Agreement") from lessors and lenders, including the Partnership, not to pursue their rights and remedies with respect to Aeromexico's failure to pay rent and other debt due in October 1994. The Standstill Agreement was extended an additional three months to allow Aeromexico to complete a financial restructuring. Aeromexico made all of its monthly rental payments due and repaid the October 1994 rent with interest.

     Kiwi International Air Lines Leases During March and May 1993, the Partnership leased its two Boeing 727-200 aircraft, which were previously leased to Continental (727 Non-Advanced Aircraft) and Dan-Air Services Limited ("Dan-Air") ("727 Advanced Aircraft") to Kiwi International Air Lines, Inc. ("Kiwi"). The leases are operating leases which require monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced). The terms of the leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. During the terms of the leases Kiwi can request that the aircraft be hushkitted to obtain Stage 3 noise abatement for which the lease term will be reset to five years with lease payments increasing to amortize the cost of the hushkitting at the rate of approximately 2% per month. Alternatively, the Partnership can deem the hushkitting economically infeasible at which point Kiwi can terminate the leases and return the aircraft. The original leases also had an annual one month rent abatement feature, which would extend the term of the leases by a month for each year Kiwi opted for the abatement. Under the original terms, Kiwi had two one-year renewal options, with rent payable at the then current fair market rental rate.

     The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership is subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership recorded the securities at a value of $600,000 and is recognizing the associated income ratably over the lease terms. Of the $600,000, $81,000 and $75,000 were recognized as income during 1994 and 1993, respectively. Because of concerns discussed below, the Partnership stopped amortizing such income in the fourth quarter of 1994. In July 1996, Kiwi received proceeds from an outsider investor in return for a convertible note. (See discussion below) Based upon the valuation of Kiwi's stock, the Partnership reduced its investment in Kiwi stock from $600,000 to $120,000, reduced deferred income by $444,000 and charged $36,000 to operations during the quarter ended June 30, 1996.

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

     During 1994, the Partnership funded approximately $633,000 of costs related to maintenance of the Kiwi aircraft, including compliance with certain FAA airworthiness directives, $308,000 of which was scheduled to be repaid by Kiwi over a one-year period. In March 1996 Kiwi signed a promissory note ("Bellyskin Note") scheduling the repayment of this amount, with interest from February 1996 at 12% per annum, over eighteen months which began June 1, 1996.

     Kiwi, as a start-up airline, had continued liquidity concerns that were worsened by operating problems in early 1995. Kiwi made significant management changes and has sought to rationalize costs and raise capital. Kiwi elected to defer January 1995 rent under the previously described rental abatement feature of the original leases, and did not make the rental payments due in February and March 1995 and did not make maintenance reserve deposits due in those months.

     The Partnership and Kiwi executed lease amendments that modified the lease terms that enabled Kiwi to defer February's and half of March's rent in 1995. Pursuant to the lease amendments, the deferred rent was repaid over a nine-month period with 12% interest, which began July 1, 1995. Kiwi did not make payments towards the maintenance reserves for February, March and April 1995 but funded or is obligated to fund the related maintenance work in its entirety as it becomes due. Pursuant to the lease amendments, each of the leases was extended to December 1999. The lease amendments removed the rental abatement feature of the original leases.

     Based upon the composition of its fleet and FAA mandated deadlines for compliance with Stage 3 noise reduction standards, Kiwi and the Partnership have entered into discussions to hushkit one or both of the 727 aircraft leased to it by December 31, 1996. If the Partnership elected to complete such work, it is anticipated that it would be funded from operating reserves and borrowings. It is estimated that this upgrade would cost $1.9 million for the non-advanced aircraft and $3 million for the advanced aircraft. If the Partnership elected not to complete such work, Kiwi could terminate the leases. See Item 2, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", for a discussion of capital requirements.

     At June 30, 1996, the Partnership held maintenance deposits aggregating $2,381,000 with respect to the Kiwi aircraft which is included in restricted cash on the balance sheet. Kiwi made its February and May 1996 payments late and has requested a deferral of its July 1996 maintenance reserve payments and the Bellyskin Note payments and its July 1996 rental payment relative to the 727 non-advanced aircraft and the August payment for the 727 Advanced aircraft. Kiwi is to repay the deferred rent and Bellyskin Note installment over nine months at 12% interest starting in October 1996 and make up the deficiency in maintenance reserve payments at the next scheduled maintenance checks. In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training manual deficiencies. Kiwi is working towards satisfying the FAA and has returned two of the four aircraft grounded to active status. Additionally, in July 1996, an outside institutional investor contributed $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The investor has options to invest the additional $6,000,000 in convertible preferred stock which expires in March 1997. Existing shareholders are also making or being given an opportunity to make additional investments. Kiwi's ability to make timely lease and maintenance reserve payments is uncertain due to its long-term liquidity, capital and market concerns.

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

     On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

     In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and subsequently sought to intervene in that action and to be named class representatives for a separate subclass that they asked the Court to establish consisting of investors in the Pegasus partnerships. The court in the New York Limited Partnership Actions denied their request, and the plaintiffs have taken an appeal to the United States Court of Appeals for the Second Circuit. The Illinois case has been dismissed.

     Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the Mallia and Abbate litigations. The General Partners are unable to determine the effect, if any, of these actions on the Partnership's financial statements taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At June 30, 1996, the Partnership's unrestricted cash and cash equivalents of $11,605,000 was primarily invested in commercial paper. This amount was $350,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1995 of $11,955,000. This decrease in unrestricted cash was equal to the amount by which the combined total of the quarterly cash distributions paid to the partners during the six months, the required principal payments on the Partnership's debt, and capitalized expenditures for aircraft exceeded cash provided by operating activities plus the collection of amounts previously advanced to lessees during the six months ended June 30, 1996.

     Restricted cash increased $277,000 from $2,104,000 at December 31, 1995 to $2,381,000 at June 30, 1996. During 1993, the Partnership leased two Boeing 727-200 aircraft to Kiwi. Under the terms of the leases, Kiwi is obligated to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership is obligated to reimburse Kiwi for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by Kiwi. Interest earned on the reserve funds is deposited into the funds and utilized in the same manner as other payments to the funds. This amount is reflected on the balance sheet both as restricted cash and as maintenance payable. (See discussion below regarding Kiwi deferrals.)

     Rent and other receivables decreased $944,000 from $2,557,000 at December 31, 1995 to $1,613,000 at June 30, 1996. This decrease resulted primarily from the continued repayment of advances and deferrals with Continental, TWA and Kiwi.

     The Partnership entered into various lease modifications and financing arrangements with Continental as a result of its December 1990 bankruptcy. At June 30, 1996, the Partnership had aircraft modification advances outstanding from Continental totaling $185,000, which are being repaid monthly with interest.

     As part of TWA's January 1991 bankruptcy filing, the Partnership's leases with TWA for the Lockheed L-1011 and McDonnell Douglas MD-82 aircraft were modified and extended in April 1993. Upon execution of the lease amendments, the Partnership advanced $1,300,000 to TWA to finance certain major maintenance procedures which had been performed on the two aircraft. The Partnership is obligated to advance an additional $550,000 if and when additional maintenance procedures are completed on the Lockheed L-1011 aircraft. TWA has agreed to repay these amounts to the Partnership over the applicable remaining lease terms in equal monthly installments with interest at a fixed rate of 450 basis points over the equivalent term U.S. treasury obligations (9.68% and 9.70% for the initial advances). At June 30, 1996, the balance of the advances to TWA aggregated $628,000.

     Other assets decreased $487,000 from $701,000 at December 31, 1995 to $214,000 at June 30, 1996. During the 1996 Quarter, the Partnership removed $480,000 from the books relating to the interest in the Kiwi stock, based upon the Kiwi financing which took place in July 1996. (See below for discussion of deferred income)

     The Partnership received Kiwi stock and rights to warrants in connection with the leasing of the two Boeing 727-200 aircraft to Kiwi. The Partnership is subject to significant restrictions on its ability to dispose of these securities and has no current plans to dispose of the securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership recorded the securities at a value of $600,000 and began recognizing the associated income ratably over the lease terms. Through September 30, 1994, the Partnership recognized $156,000 of income with respect to such securities. Because of Kiwi's operating and liquidity problems, the Partnership did not recognize income with respect to these securities in 1995 or the six months ended June 30, 1996.

     The payable to affiliates increased $105,000 from $893,000 at December 31, 1995 to $998,000 at June 30, 1996. The increase was attributable to the continued deferral of fees earned by the Administrative General Partner offset by the payment of fees associated with the A-300 Lease Settlement and DC-10 Restructuring.

     In order to finance expenditures made during 1992 and 1993 for the maintenance work and the capital improvements to the aircraft leased to Aeromexico and Kiwi and re-leased to TWA, as well as the various advances to Continental and TWA, the Partnership established two loan facilities which permit the Partnership to borrow up to $10.5 million. Borrowings, up to the amounts expended, were made when needed to fund Partnership operations or distributions. At June 30, 1996, the Partnership borrowings, net of repayments, totaled $5,680,000. The Partnership will incur additional borrowings if necessary to fund future advances to lessees as required to finance or modification enhancements (such as hushkitting) if such investment is necessary to maintain or enhance the value of the Partnership's assets. In July 1996, the Partnership entered into an agreement in principle with an unaffiliated third party lender to refinance a portion of the outstanding debt. Under the term of the agreement in principle, the commitment would be for an aggregated $10,000,000, the commitment period would be for a term of three years, the interest rate would be reduced to prime plus 1.00% and there would be no principal payment due until the maturity date (the expiration of the three year commitment period).

     Deferred income was $2,687,000 at June 30, 1996 as compared to $4,672,000 at December 31, 1995. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement and the DC-10 Restructuring. Additionally, the Partnership removed $444,000 of deferred income from the books during the 1996 Quarter based upon valuation of Kiwi stock pursuant to the Kiwi financing that took place during July 1996.

     The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the second quarter of 1996 was paid on July 25, 1996 at an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 75% of the cash distributions paid to the partners for the three months ended June 30, 1996 (74% for the six months then ended) constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions paid to the partners from the inception of the Partnership through June 30, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

     Based upon the operating cash reserves held at June 30, 1996 and the leases currently in place, the Partnership anticipates being able to maintain current cash distribution levels through 1996. The Partnership continues to actively remarket the A-300, which is currently off lease. The A-300 will require a heavy maintenance check in connection with its remarketing and the work required is estimated to cost $1,400,000. As part of the A-300 Settlement, the Partnership received $557,000 settlement in lieu of Continental meeting certain return conditions required by the lease. Such amount was accounted for as a reserve for maintenance and will be utilized to fund a portion of such maintenance. It is anticipated the Partnership will utilize a portion of the operating reserves to fund the balance of work required. Additionally, the lease of the DC-10-10 will expire in October 1996, unless renewed. Finally, because of the need to comply with FAA mandated Stage 3 Noise Reduction regulation, Kiwi may require the Partnership to hushkit (upgrade to Stage 3) one or both of the 727-200 aircraft leased to Kiwi. If the Partnership elects to do such work, estimated to cost $1.9 million for the non-advanced aircraft and approximately $3 million for the advanced aircraft, it will utilize operating reserves and borrowings. If the Partnership elected not to do the work, Kiwi could terminate the leases. Partnership cash flow would be negatively impacted during any remarketing period. Additionally, significant costs could be incurred in redeployment of the Kiwi aircraft.

RESULTS OF OPERATIONS

     The Partnership's net income was $745,000 and $1,534,000 for the quarter and six months ended June 30, 1996 ("1996 Quarter" and "1995 Period", respectively) as compared to $568,000 and $1,317,000 for the quarter and six months ended June 30, 1995 ("1995 Quarter" and "1995 Period", respectively).

     The increase in the Partnership's net income for the 1996 Quarter and 1996 Period resulted primarily from the recognition of income during the quarter with respect to the A-300 Lease Settlement (including the income associated with the two 727 aircraft received in connection with the settlement) and the DC-10

Restructuring offset by an increase in depreciation attributable to the DC-10-10 aircraft (discussed below). (See "Liquidity and Capital Resources" and Footnote 4 to the Financial Statements, "Aircraft Leases" for a discussion of Continental.)

     Rental income increased by $587,000 and $953,000 , or 18% and 14% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period which reflects the difference between the income recognized with respect to the A-300 Lease Settlement (including the rent associated with the two 727 aircraft received in the settlement) and DC-10 Restructuring in the 1996 Quarter and the rents recognized in the 1995 Quarter, which included the DC-10-10 rentals at the original lease rate and the rents recognized under the A-300 Lease under which rentals of $312,000 were recognized in January 1995 and reduced rents ($150,000 per month) were recognized in February through May 1995.

     Interest income increased $38,000 and $120,000, or 24% and 42%, for the 1996 Quarter and 1996 Period, in comparison to the 1995 Quarter and 1995 Period, respectively. This increase was primarily attributable to the interest income earned with respect to the cash reserves held by the Partnership during the 1996 Quarter (substantially provided by the A-300 Lease Settlement and DC 10-10 Restructuring discussed above).

     Depreciation and amortization expense increased $364,000 and $728,000, or 16% and 16%, for the 1996 Quarter and 1996 Period in comparison to the 1995 Quarter and 1995 Period, respectively. The increase was attributable to the increase in depreciation relating to the DC 10-10 aircraft (based upon a change in estimate of the aircraft's end of lease residual value) as well as the depreciation relating to the two 727 aircraft received in the A-300 Lease Settlement, which were not in place in the 1995 Quarter and 1995 period, offset by a reduction in depreciation expense in respect to the A-300 which was off lease during the 1996 Quarter and 1996 Period(thus no depreciation was recognized).

     Management and re-lease fees for the 1996 Quarter and 1996 Period, increased by $38,000 and $63,000 or 15% and 12%, respectively, in comparison to the 1995 Quarter and 1995 Period primarily because of the increases in rental income and net income adjusted for depreciation which serve as the bases upon which management fees are calculated.

     Interest expense for the 1996 Quarter and 1996 Period, decreased by $47,000 and $77,000 or 21% and 18% in comparison to the 1995 Quarter and 1995 Period, primarily because of an decrease in interest rates which affected the variable rate note as well as a reduction in the principal outstanding.

     General and administrative expenses increased by $31,000 and $48,000 or 41% and 33% during the 1996 Quarter and 1996 Period respectively, as compared to the 1995 Quarter and 1995 Period. The Partnership recorded $36,000 during the 1996 Quarter to reflect the reduction in value of the Partnerships interest in Kiwi stock, based upon the July 1996 Kiwi financing.

     Direct lease expenses increased by $62,000 and $94,000 in the 1996 Quarter and 1996 Period, as compared to the 1995 Quarter and 1995 Period, due primarily to an increase in insurance premiums as well as certain storage costs and technical consulting costs related to the A-300 aircraft which was off lease during the 1996 Quarter and 1996 Period.

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

     On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the United States District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

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

     Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

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

Item 4. Exhibits and Reports on Form 8-K

     (a)  None

     (b) The Partnership filed a Form 8-K during the second quarter of the fiscal year ending December 31, 1996 dated June 10, 1996 reporting the Partnership Annual report.



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


                                              Pegasus Aircraft Partners II, L.P.
                                              (Registrant)


                                               By: Air Transport Leasing, Inc.
                                                   A General Partner


Date:  August 12, 1996                         By:     /s/ Joseph P. Ciavarella
                                                       ------------------------
                                                       Joseph P. Ciavarella
                                                       Vice President, Treasurer
                                                       and Chief Financial
                                                       and Accounting Officer