Form 10-Q
period 1996-09-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 1996-11-14
CIK 849870

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

                       Pegasus Aircraft Partners II, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1996


                                Table of Contents

                                                                    Page
                                                                    ----
Part I    FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited) 2

                    Balance Sheets - September 30, 1996
                    and December 31, 1995                             2

                    Statements of Income for the three
                    months ended September 30, 1996
                    and 1995                                          3

                    Statements of Income for the nine
                    months ended September 30, 1996
                    and 1995                                          4

                    Statements of Partners' Equity for the
                    nine months ended September 30, 1996
                    and 1995                                          5

                    Statements of Cash Flows for the nine
                    months ended September 30, 1996 and
                    1995                                              6

                    Notes to Financial Statements                     7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                    16


Part II OTHER INFORMATION

          Item 1.   Legal Proceedings                                21
          Item 3.   Exhibits and Reports on Form 8-K                 23

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                       PEGASUS AIRCRAFT PARTNERS II, L.P.

           BALANCE SHEETS -- SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                                                          1996           1995
                                                        --------       --------
                                                            (in thousands,
                                                           except unit data)

                                     ASSETS
Cash and cash equivalents                               $  8,832       $ 11,955
Restricted cash                                            2,487          2,104
Rent and other receivables (Note 5)                          895          2,557
Aircraft, net (Notes 2, 4 and 5)                          57,282         63,482
Other assets                                                  68            701
                                                        --------       --------
   Total Assets                                         $ 69,564       $ 80,799
                                                        ========       ========

                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable and accrued expenses                $    112       $    148
   Payable to affiliates (Note 3)                            661            893
   Interest payable                                           34             46
   Maintenance payable (Note 5)                            2,487          2,104
   Notes payable                                           5,199          6,638
   Deferred income                                         1,883          4,672
   Distributions payable to partners                       2,974          2,931
                                                        --------       --------
     Total Liabilities                                    13,350         17,432
                                                        --------       --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5 and 6)

PARTNERS' EQUITY:
   General Partners                                         (888)          (816)
   Limited Partners (7,255,000 units outstanding)         57,102         64,183
                                                        --------       --------
     Total Partners' Equity                               56,214         63,367
                                                        --------       --------
           Total Liabilities and Partners' Equity       $ 69,564       $ 80,799
                                                        ========       ========

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                  1996            1995
                                               ----------      ----------
                                               (in thousands, except unit
                                               data and per unit amounts)
REVENUE:
    Rentals from operating leases              $    3,961      $    3,356
    Interest                                          160             143
                                               ----------      ----------
                                                    4,121           3,499
                                               ----------      ----------

EXPENSES:
    Provision for bad debts (Note 5)                  640            --
    Loss in value Kiwi stock (Note 5)                 119            --
    Depreciation and amortization                   2,703           2,341
    Management and re-lease fees (Note 3)             268             265
    Interest expense                                  156             189
    General and administrative (Note 3)                69              72
    Direct lease                                       59              71
                                               ----------      ----------

                                                    4,014           2,938
                                               ----------      ----------

NET INCOME                                     $      107      $      561
                                               ==========      ==========

NET INCOME ALLOCATED:
    To the General Partners                    $        1      $        6
    To the Limited Partners                           106             555
                                               ----------      ----------
                                               $      107      $      561
                                               ==========      ==========
NET INCOME PER LIMITED
    PARTNERSHIP UNIT                           $      .01      $      .08
                                               ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING               7,255,000       7,255,000
                                               ==========      ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                   1996           1995
                                               ----------      ----------
                                               (in thousands, except unit
                                               data and per unit amounts)

REVENUE:
    Rentals from operating leases              $   11,815      $   10,257
    Interest                                          563             426
                                               ----------      ----------
                                                   12,378          10,683
                                               ----------      ----------

EXPENSES:
    Provision for bad debts (Note 5)                  640            --
    Loss in value Kiwi stock (Note 5)                 155            --
    Depreciation and amortization                   8,113           7,023
    Management and re-lease fees (Note 3)             850             784
    Interest expense                                  506             616
    General and administrative (Note 3)               227             218
    Direct lease                                      246             164
                                               ----------      ----------
                                                   10,737           8,805
                                               ----------      ----------

NET INCOME                                     $    1,641      $    1,878
                                               ==========      ==========

NET INCOME ALLOCATED:
    To the General Partners                    $       16      $       19
    To the Limited Partners                         1,625           1,859
                                               ----------      ----------
                                               $    1,641      $    1,878
                                               ==========      ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                           $      .22      $      .26
                                               ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING               7,255,000       7,255,000
                                               ==========      ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                            General      Limited
                                           Partners      Partners        Total
                                           --------      --------      --------
                                                       (in thousands)
Balance, January 1, 1996                   $   (816)     $ 64,183      $ 63,367

   Net income                                    16         1,625         1,641

   Distributions to partners declared           (88)       (8,706)       (8,794)
                                           --------      --------      --------

Balance, September 30, 1996                $   (888)     $ 57,102      $ 56,214
                                           ========      ========      ========


Balance, January 1, 1995                   $   (719)     $ 73,792      $ 73,073

   Net income                                    19         1,859         1,878

   Distributions to partners declared           (88)       (8,706)       (8,794)
                                           --------      --------      --------

Balance, September 30, 1995                $   (788)     $ 66,945      $ 66,157
                                           ========      ========      ========

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                               1996          1995
                                                             --------      --------
                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  1,641      $  1,878
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                            8,113         7,023
       Provision for bad debts                                    640          --
       Loss arising from securities received
         in a leasing transaction                                 155          --
       Change in assets and liabilities:
         Rent and other receivables                               684          (138)
         Other assets                                              35            34
         Accounts payable and accrued expenses                    (77)           12
         Payable to affiliates                                   (232)          291
         Interest payable                                         (12)           (1)
         Deferred income and deposits                          (2,346)         (100)
                                                             --------      --------
   Net cash provided by operating activities                    8,601         8,999
                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                           (1,913)          (16)
   Advances to lessees                                           --            (353)
   Repayment of advances by lessees                               338           322
   Accounts payable arising from
     capitalized aircraft improvements                             41           100
                                                             --------      --------
     Net cash (used in) provided by investing activities       (1,534)           53
                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Transfers from restricted cash, net                           --             381
   Repayment of notes payable                                  (1,439)         (264)
   Cash distributions paid to partners                         (8,751)       (8,794)
                                                             --------      --------
     Net cash used in financing activities                    (10,190)       (8,677)
                                                             --------      --------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                            (3,123)          375
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                      11,955         4,513
                                                             --------      --------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                          $  8,832      $  4,888
                                                             ========      ========

Supplemental schedule of cash flow information:
   Interest paid                                             $    518      $    617
                                                             ========      ========

                   The accompanying notes are an integral part
                         of these financial statements

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (unaudited)


1.   GENERAL

     The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, changes in partners' equity and cash flows for the nine months then ended.

     These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1995.

     Certain amounts in the 1995 financial statements presented herein have been reclassified to conform to the classifications used in 1996.


2.   AIRCRAFT

     The Partnership's net investment in aircraft as of September 30, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                            1996         1995
                                                          --------     --------
     Aircraft on operating leases                         $116,354     $114,460
     Less: Accumulated depreciation                        (53,888)     (45,775)
           Provision for decline in market
             value of aircraft                             (12,246)     (12,246)
                                                          --------     --------
                                                          $ 50,220     $ 56,439

     Aircraft held for lease (A-300 Aircraft)             $ 28,747     $ 28,728
     Less: Accumulated depreciation                        (11,013)     (11,013)
           Amounts received including value
             of aircraft in Lease Settlement accounted
             for under the cost recovery method            (10,115)     (10,115)
           Reserves for maintenance                           (557)        (557)
                                                          --------     --------
                                                             7,062        7,043
                                                          --------     --------
           Aircraft, net                                  $ 57,282     $ 63,482
                                                          ========     ========

3.   TRANSACTIONS WITH AFFILIATES

     Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $53,000 and $169,000 of base management fees during the quarter and nine months ended September 30, 1996, respectively.

     The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $160,000 and $490,000 of incentive management fees during the quarter and nine months ended September 30, 1996, respectively.

     Re-lease Fees The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $55,000 and $191,000 of re-lease fees during the quarter and nine months ended September 30, 1996, respectively.

     All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original, contributed capital. The Partnership did not accrue any fees related to the Kiwi rent for which a provision for bad debts was provided at September 30, 1996.

     Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $19,000 and $56,000 during the quarter and nine months ended September 30, 1996, respectively, all of which was payable to the Administrative General Partner.

     During 1996 and 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees earned beginning January 1, 1995. As part of the proposed class action settlement (See Note 5, "Litigation" these management and re-lease fees as well as all future fees and cash distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members. In September 1996, the Partnership paid $445,000 to the Administrative General Partner pursuant to such assignment.

     In the nine months ended September 30, 1996, the Partnership purchased certain equipment and parts relating to the A-300 aircraft and the hushkitting of the 727 non-advanced aircraft from a company owned by the three directors of the Managing General Partner in the amount of $75,000. Additionally, the Partnership paid $29,000 to a licensed maintenance provider in which affiliates of the Managing General Partners have an equity interest.


4.   AIRCRAFT LEASES

     a. Continental Airlines Leases During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental, originally scheduled to expire on May 31, 1997, with rents of $252,000 per month. Continental also has three two-year renewal options, with rent payable during the first two such renewal periods at the lesser of the then fair market rental value or the rental rate during the initial term, and during the third such renewal period at the then fair market rental rate. In addition, the lessee has a right of first refusal to purchase or re-lease the aircraft after the last renewal period on the same terms as those included in any bona fide offer made to the Partnership by a third party. This lease was modified in 1995 as discussed below.

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

     Under the DC-10 Restructuring the Partnership received approximately $3,100,000, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remain unchanged. Continental and the Partnership have reached an agreement in principle to extend the lease for a term of approximately 18 months at a lease rate of approximately $150,000 per month. The agreement in principal is subject to documentation and certain terms. Continental continues to use the aircraft and made the November 1996 rental payment.

     Continental did not make the monthly rental payments due under the three leases with the Partnership on December 1, 1990 and filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At September 30, 1996, the Partnership had aircraft modification advances outstanding from Continental totaling $139,000, which are being repaid monthly with interest.

     b. Trans World Airlines Leases During December 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $20,763,000, subject to an operating lease with TWA, which was originally scheduled to expire on April 13, 1993, but was amended and extended until November 1, 1998 with monthly, in advance, rental payments of $185,000. As described below, this lease was further extended to November 2004 during TWA's prepackaged bankruptcy in 1995.

     Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term, in monthly installments with interest at a fixed rate of 9.70%. At September 30, 1996, the balance of the receivable was $331,000. All 1996 repayments of advances have been made by TWA as scheduled.

     During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

     Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term in monthly installments with interest at 9.68%. At September 30, 1996, the balance of the receivable was $236,000. All 1996 repayments of advances have been made by TWA as scheduled.

     In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. Under the terms of the TWA Agreement all rents deferred during the November 1994 to April 1995 period are to be repaid with interest at 12% from the date of deferral over an 18-month period, the repayments of which commenced May 1, 1995. Deferred rent pursuant to the TWA Agreement of $77,000 and $736,000 was included in rents and other receivables in the balance sheets as of September 30, 1996 and December 31, 1995, respectively. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that it will be able to meet its obligations in the future.

     In mid-1996, as part of its fleet restructuring, TWA offered to return the L-1011 aircraft it leases from the Partnership. The lease, which provided for monthly rental of $130,000, was originally scheduled to expire in September 1998. TWA agreed to pay the Partnership $2,846,000, which represents rents due under the remaining term of the lease, discounted at 5% plus $3,000,000 as an economic settlement for non-compliance with certain lease return conditions. The lease was terminated, the aircraft was returned and the amounts aggregating $5,846,000 were paid on October 16, 1996. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines. It is likely that the Partnership will lease the engines that were a part of the L-1011 separately and sell the airframe for parts.

     The L-1011 aircraft was originally purchased in 1990 for $18,205,000 (including related fees) and had a net book value of $6,176,000 at September 30, 1996.

     c. Aeromexico Leases During July 1992, the Partnership re-leased two McDonnell Douglas DC-9-31 aircraft previously leased to Midway Airlines Inc. to Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The leases are operating leases that require quarterly rental payments, in advance, in the amount of $234,000 per aircraft. The terms of the leases expire on July 6, 1997 and July 23, 1997. Aeromexico has the right to renew the leases for up to five consecutive one-year renewal periods for the then fair market rental value.

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

     USAir Lease During March 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft ("USAir Aircraft") for a total purchase price of $10,041,000. The remaining one-half interest in the trust is owned by Pegasus Aircraft Partners II, L.P., an affiliated partnership. The aircraft is subject to an operating lease with USAir, Inc. ("USAir") the term of which ends on June 1, 1998. The lease may be terminated subject to the lessee's guarantee that the partnership will receive contractually defined minimum termination values upon remarketing of the aircraft. Rental payments are payable quarterly, in arrears, at a rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lease provided for one three-year renewal option, at the same quarterly rental rate. If the lease is not renewed for the first renewal period, the lessee must make a termination payment of $1,113,000 to the Partnership. The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase at it fair market value at the end of any renewal term. The USAir Aircraft was purchased subject to a tax benefit transfer lease ("TBT Lease") which provided for the transfer of certain tax benefits to a tax lessor. The Trust as owner and tax lessor under the TBT Lease, has agreed to indemnify the tax lessor for the loss of the tax benefits in certain circumstances and posted a letter of credit to secure the obligation under such indemnification. Under the operating lease, USAir has assumed all obligations, liabilities and indemnities of the Trust to the tax lessor and has indemnified the Trust for its obligations to the tax lessor except those arising from breaches by the Trust of convenants under the operating lease.

5.   KIWI BANKRUPTCY

     The Partnership leased its two Boeing 727-200 aircraft, to Kiwi International Air Lines, Inc. ("Kiwi"). The aircraft were originally purchased in 1989 (non-advanced) and 1990 (advanced) for purchase prices of $6,261,000 and $10,748,000 respectively (including related fees). The leases are operating leases which require monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced). The terms of the leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1995, the leases were amended and extended to December 31, 1999. Kiwi is also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered by the Partnership. During the terms of the leases Kiwi can request that the aircraft be hushkitted to obtain Stage 3 noise abatement for which the lease term will be reset to five years with lease payments increasing to amortize the cost of the hushkitting at the rate of approximately 2% per month. Alternatively, the Partnership can deem the hushkitting economically unfeasible at which point Kiwi can terminate the leases and return the aircraft. An affiliated partnership and affiliates of the Managing General Partner also own aircraft leased to Kiwi.

     In connection with the delivery of the aircraft the Partnership expended $2,228,000 with respect to the 727 Advanced aircraft, of which $971,000 was capitalized and $1,257,000 represented maintenance costs which were paid out of funds received in a maintenance settlement with the prior lessee. Capitalized improvements of $743,000 were made with respect to the non-advanced aircraft.

     The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership is subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at $1,000 at September 30, 1996.

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

     In August 1996, the Partnership paid $1.9 million to hushkit the non-advanced 727 aircraft. The purchase price was funded out of cash reserves previously generated.

     In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi was also negatively impacted by the market reaction to the ValuJet incident and as a result, did not meet its financial goals. In July 1996, an outside institutional investor contributed $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The investor has options to invest an additional $6,000,000 in convertible preferred stock which expires in

March 1997. Existing shareholders (including directors and employees) were to be given the opportunity to make additional investments.

     Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments for the advanced aircraft and the July rental and June maintenance reserves with respect to the non-advanced aircraft. Kiwi was also unable to make its September rental and August maintenance payments for each aircraft and was placed in default by the Partnership.

     In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership, which the Partnership was reviewing. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and has not made any subsequent payments. Generally, under Section 1110 of the Bankruptcy Code, Kiwi has sixty days from the filing to cure all arrearages with respect to an aircraft lease or return the aircraft. The Kiwi leases account for approximately 17% of the Partnership's rental receipts and the aircraft had net book values aggregating approximately $8,300,000 (including the hushkit). Additionally the unpaid balance of the Bellyskin Note, plus interest was $290,000 at September 30, 1996. The Partnership currently holds maintenance deposits aggregating approximately $2.4 million, which the Partnership believes will not be sufficient to complete work required on the aircraft and the related engines to meet lease return conditions and make the aircraft marketable. The Parthership would fund any shortfall from operations or a borrowing facility. Kiwi indicated that it is going to reduce its fleet in the short term, and it is likely that Kiwi will return one or both of the Partnership's aircraft. Further, Kiwi announced that, absent debtor in possession financing, it may cease operations. On Tuesday October 15,1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. Kiwi has filed a motion to reject both leases which will be heard on November 15, 1996. It is likely that the Partnership will incur significant costs to re-lease the aircraft. Further, while the Partnership has commenced remarketing activities, there could be a significant delay before the aircraft are redeployed. The Partnership provided an allowance for bad debts in the amount of $640,000 in respect of amounts due at September 30, 1996. The long term impact of the Kiwi bankruptcy on the Partnership's ability to realize upon the value of its aircraft is not determinable at this time.


6.   LITIGATION

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

     On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York "District Court" to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement is scheduled to continue in November 1996.

     In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and are challenging the proposed settlement of these cases. The Illinois case has been dismissed.

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

     In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

     In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated, et al. was filed in California Superior Court and Barstad v. Paine Webber Incorporated, et al. was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with the Mallia, Abbate, Bandrowski and Barstad actions. The General Partners are unable to determine the effect, if any, of these actions on the Partnership's financial statements taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At September 30, 1996, the Partnership's unrestricted cash and cash equivalents of $8,832,000 was primarily invested in commercial paper. This amount was $3,123,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1995 of $11,955,000. This decrease in unrestricted cash was equal to the amount by which the combined total of the quarterly cash distributions paid to the partners during the nine months, the required principal payments on the Partnership's debt, and capitalized expenditures for aircraft (primarily the purchase of the hush kit for $1.9 million) exceeded cash provided by operating activities plus the collection of amounts previously advanced to lessees during the nine months ended September 30, 1996.

     Restricted cash increased $383,000 from $2,104,000 at December 31, 1995 to $2,487,000 at September 30, 1996. During 1993, the Partnership leased two Boeing 727-200 aircraft to Kiwi. Under the terms of the leases, Kiwi is obligated to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership is obligated to reimburse Kiwi for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by Kiwi. This amount is reflected on the balance sheet both as restricted cash and as maintenance payable. (See discussion below regarding Kiwi and Footnote 5, "Kiwi Bankruptcy".)

     Rent and other receivables, net, decreased $1,662,000 from $2,557,000 at December 31, 1995 to $895,000 at September 30, 1996. This decrease resulted primarily from the continued repayment of advances and deferrals with Continental, TWA and Kiwi. However, Partnership collections were impacted by the Kiwi bankruptcy and the Partnership provided an allowance for bad debts totaling $640,000 with respect to two months rent plus the Bellyskin Note and related interest which were outstanding at September 30, 1996.

     The Partnership entered into various lease modifications and financing arrangements with Continental as a result of its December 1990 bankruptcy. At September 30, 1996, the Partnership had aircraft modification advances outstanding from Continental totaling $139,000, which are being repaid monthly with interest.

     As part of TWA's January 1991 bankruptcy filing, the Partnership's leases with TWA for the Lockheed L-1011 and McDonnell Douglas MD-82 aircraft were modified and extended in April 1993. Upon execution of the lease amendments, the Partnership advanced $1,300,000 to TWA to finance certain major maintenance procedures which had been performed on the two aircraft. TWA agreed to repay these amounts to the Partnership over the applicable remaining lease terms in equal monthly installments with interest at a fixed rate of 450 basis points over the equivalent term U.S. Treasury obligations (9.68% and 9.70% for the initial advances). At September 30, 1996, the balance of the advances to TWA aggregated $567,000.

     Other assets decreased $633,000 from $701,000 at December 31, 1995 to $68,000 at September 30, 1996. The Partnership received Kiwi stock and rights to warrants in connection with the leasing of the two Boeing 727-200 aircraft to Kiwi. The Partnership is subject to significant restrictions on its ability to dispose of these securities and has no current plans to dispose of the securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership recorded the securities at a value of $600,000 and began recognizing the associated income ratably over the lease terms. Through September 30, 1994, the Partnership recognized $156,000 of income with respect to such securities. The Partnership recognized a loss of $155,000 in the 1996 Period and removed $599,000 from the books relating to its interest in the Kiwi stock, as a result of the Kiwi bankruptcy. (See below for discussion of deferred income.).

     The payable to affiliates decreased $232,000 from $893,000 at December 31, 1995 to $661,000 at September 30, 1996. The decrease was attributable primarily to the payment during the quarter ended September 30, 1996 to the Administrative General Partner of amounts previously deferred (See Note 3 "Transactions with Affiliates").

     In order to finance expenditures made during 1992 and 1993 for the maintenance work and the capital improvements to the aircraft leased to Aeromexico and Kiwi and re-leased to TWA, as well as the various advances to Continental and TWA, the Partnership established two loan facilities which permit the Partnership to borrow up to $10.5 million. Borrowings, up to the amounts expended, were made when needed to fund Partnership operations or distributions. At September 30, 1996, the Partnership borrowings, net of repayments, totaled $5,199,000. The Partnership will incur additional borrowings if necessary to fund future advances to lessees as required to finance modification enhancements (such as hushkitting) if such investment is necessary to maintain or enhance the value of the Partnership's assets. In July 1996, the Partnership entered into an agreement in principle with an unaffiliated third party lender to refinance a portion of the outstanding debt. Under the terms of the agreement in principle, the commitment would be for an aggregated $10,000,000, the commitment period would be for a term of three years, the interest rate would be reduced to prime plus 1% and there would be no principal payment due until the maturity date (the expiration of the three year commitment period).

     Deferred income was $1,883,000 at September 30, 1996 as compared to $4,672,000 at December 31, 1995. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement and the DC-10 Restructuring. Additionally, the Partnership removed $444,000 of deferred income from the books during the 1996 Period ultimately based upon the Kiwi bankruptcy. As described above, the difference between the $599,000 of other assets (see above) and the deferred income of $444,000 related to the Kiwi stock totaling $155,000 was recognized as a loss during the 1996 Period.

     The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the second quarter of 1996 was paid on July 25, 1996 at an annualized rate equal to 8.0% of contributed capital ($.40 per Unit). The distribution for the third quarter of 1996 was paid in October 1996 at the same rate.
                                       18

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 96% of the cash distributions paid to the partners for the three months ended September 30, 1996 (approximately 81% for the nine months then ended) constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 82% of the cash distributions paid to the partners from the inception of the Partnership through September 30, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

     As described above, Kiwi filed a voluntary petition for bankruptcy under Chapter 11 of the US Bankruptcy Code. Kiwi has ceased scheduled flight operations and requires significant debtor in possession financing in order to commence revenue service. Kiwi has filed a motion to reject both leases which will be heard on November 15, 1996. The Partnership believes that the cost to refurbish the aircraft to meet return conditions and make the aircraft remarketable will exceed the maintenance reserves held. The Parthership would fund any shortfall from operations or a borrowing facility. Additionally, it may take significant time to redeploy the aircraft. The Kiwi leases represented approximately 17% of the Partnership's rental receipts. The Partnership continues to actively remarket the A-300, which is currently off lease. The A-300 will require a heavy maintenance check in connection with its remarketing and the work required is estimated to cost $1,400,000. As part of the A-300 Settlement, the Partnership received $557,000 settlement in lieu of Continental meeting certain return conditions required by the lease which was accounted for as a reserve for maintenance and will be utilized to fund a portion of such maintenance. It is anticipated the Partnership will utilize a portion of the operating reserves to fund the balance of work required. Additionally, the lease of the DC-10-10 will expire in October 1996, unless renewed. The Partnerships liquidity was enhanced by the October 1996 lease prepayment by TWA. Because of fleet restructuring, TWA voluntarily returned the L-1011 aircraft to the Partnership and paid the Partnership $5,846,000 which represented the present value of the remaining payments due under the lease, discounted at 5% and a settlement for non-compliance with lease return conditions. The Partnership may utilize the settlement payment to purchase a new aircraft or upgrade existing aircraft. Further, it is likely that the Partnership will sell the L-1011 airframe and lease the engines. However, until and if the Kiwi aircraft and A-300 are remarketed, the Partnership's cash from operations will be less than its current distribution rate. The Partnership will utilize cash generated in previous periods, as well as the L-1011 lease prepayment, to subsidize distributions to partners.


RESULTS OF OPERATIONS

     The Partnership's net income was $107,000 and $1,641,000 for the quarter and nine months ended September 30, 1996 ("1996 Quarter" and "1995 Period", respectively) as compared to $561,000 and $1,878,000 for the quarter and nine months ended September 30, 1995 ("1995 Quarter" and "1995 Period", respectively).

     The decrease in the Partnership's net income for the 1996 Quarter was attributable to the provision for bad debts and loss in value of Kiwi stock which aggregated $759,000 and the increase in depreciation attributable to the DC-10-10 aircraft (discussed below) partially offset by the recognition of income during the quarter with respect to the A-300 Lease Settlement (including the income associated with the two 727 aircraft received in connection with the settlement) and the DC-10 Restructuring (See "Liquidity and Capital Resources" and Footnote 4 to the Financial Statements, "Aircraft Leases" for a discussion of Continental.).

     Rental income increased by $605,000 and $1,558,000, or 18% and 15% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period which reflects the difference between the income recognized with respect to the A-300 Lease Settlement (including the rent associated with the two 727 aircraft received in the settlement) and DC-10 Restructuring in the 1996 Quarter and the rents recognized in the 1995 Quarter, which included the DC-10-10 rentals at the original lease rate and the rents recognized under the A-300 Lease under which rentals of $312,000 were recognized in January 1995 and reduced rents ($150,000 per month) were recognized in February through May 1995.

     Interest income increased $17,000 and $137,000, or 12% and 32%, for the 1996 Quarter and 1996 Period, in comparison to the 1995 Quarter and 1995 Period, respectively. This increase was primarily attributable to the interest income earned with respect to the cash reserves held by the Partnership during the 1996 Quarter and 1996 Period (substantially provided by the A-300 Lease Settlement and DC 10-10 Restructuring discussed above).

     Depreciation and amortization expense increased $362,000 and $1,090,000, or 15% and 16%, for the 1996 Quarter and 1996 Period in comparison to the 1995 Quarter and 1995 Period, respectively. The increase was attributable to the increase in depreciation relating to the DC 10-10 aircraft (based upon a change in estimate of the aircraft's end of lease residual value) as well as the depreciation relating to the two 727 aircraft received in the A-300 Lease Settlement, which were not in place in the 1995 Quarter and 1995 Period, offset by a reduction in depreciation expense with respect to the A-300 which was off lease during the 1996 Quarter and 1996 Period (thus no depreciation was recognized).

     Management and re-lease fees for the 1996 Quarter and 1996 Period, increased by $3,000 and $66,000 or 1% and 8%, respectively, in comparison to the 1995 Quarter and 1995 Period primarily because of the increases in rental income and net income adjusted for depreciation which serve as the bases upon which management fees are calculated.

     Interest expense for the 1996 Quarter and 1996 Period, decreased by $33,000 and $110,000 or 18% and 18% in comparison to the 1995 Quarter and 1995 Period, primarily because of a decrease in interest rates which affected the variable rate note as well as a reduction in the principal outstanding.

     General and administrative expenses decreased by $3,000 but increased by $9,000 or (4%) and 4% during the 1996 Quarter and 1996 Period respectively, as compared to the 1995 Quarter and 1995 Period which was consistent with the Partnership's level of operations.

     Direct lease expenses decreased by $12,000, but increased by $82,000 in the 1996 Quarter and 1996 Period, or (17%) and 50% as compared to the 1995 Quarter and 1995 Period, respectively, due primarily to an increase in insurance premiums as well as certain storage costs and technical consulting costs related to the A-300 aircraft which was off lease during the 1996 Quarter and 1996 Period.

     At September 30, 1996 the Partnership provided an allowance for bad debts in the amount of $640,000 which represented rents, advances (Bellyskin Note) and related interest due from Kiwi (See Footnote 5, "Kiwi Bankruptcy").

     Additionally, at September 30, 1996, the Partnership recognized a loss of $155,000 ($119,000 was recognized in the 1996 Quarter) with respect to Kiwi securities received in prior transactions. The securities will be carried at a nominal value (See Footnote 5, "Kiwi Bankruptcy").

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

     On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York "District Court: to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement is scheduled to continue in November 1996.

     In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert

M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and are challenging the proposed settlement of these cases. The Illinois case has been dismissed.

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

     In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

     In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated, et al. was filed in California Superior Court and Barstad v. Paine Webber Incorporated, et al. was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with Mallia, Abbate Bandrowski and Barstad actions. The General Partners are unable to determine the effect, if any, of these actions on the Partnership's financial statements taken as a whole.

Item 4.   Exhibits and Reports on Form 8-K

          (a)  None

          (b) The Partnership did not file any Form 8-K during the third quarter of the fiscal year ending December 31, 1996.



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


                                        Pegasus Aircraft Partners II, L.P.
                                        (Registrant)


                                        By:  Air Transport Leasing, Inc.
                                             A General Partner


Date:  November 7, 1996                      By:  /s/ Joseph P. Ciavarella
                                                  ------------------------
                                                  Joseph P. Ciavarella
                                                  Vice President, Treasurer
                                                  and Chief Financial
                                                  and Accounting Officer

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

     The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership is subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership recorded the securities at a value of $600,000 and is recognizing the associated income ratably over the lease terms. Of the $600,000, $81,000 and $75,000 were recognized as income during 1994 and 1993, respectively. Because of concerns discussed below, the Partnership stopped amortizing such income in the fourth quarter of 1994. In July 1996, Kiwi received proceeds from an outsider investor in return for a convertible note. (See discussion below) Based upon the valuation of Kiwi's stock, the Partnership reduced its investment in Kiwi stock from $600,000 to $120,000, reduced deferred income by $444,000 and charged $36,000 to operations during the quarter ended September 30, 1996.

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

     At September 30, 1996, the Partnership held maintenance deposits aggregating $2,381,000 with respect to the Kiwi aircraft which is included in restricted cash on the balance sheet. Kiwi made its February and May 1996 payments late and has requested a deferral of its July 1996 maintenance reserve payments and the Bellyskin Note payments and its July 1996 rental payment relative to the 727 non-advanced aircraft and the August payment for the 727 Advanced aircraft. Kiwi is to repay the deferred rent and Bellyskin Note installment over nine months at 12% interest starting in October 1996 and make up the deficiency in maintenance reserve payments at the next scheduled maintenance checks. In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training manual deficiencies. Kiwi is working towards satisfying the FAA and has returned two of the four aircraft grounded to active status. Additionally, in July 1996, an outside institutional investor contributed $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The investor has options to invest the additional $6,000,000 in convertible preferred stock which expires in March 1997. Existing shareholders are also making or being given an opportunity to make additional investments. Kiwi's ability to make timely lease and maintenance reserve payments is uncertain due to its long-term liquidity, capital and market concerns.