Form 10-K
period 1996-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 1997-03-31
CIK 849870

                                 March 28, 1996



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.  20549

Attention:   1934 Act Filing Department

             Re: Pegasus Aircraft Partners II, L.P. (the "Registrant") Commission File Number 0-18387

Ladies and Gentlemen:

         On behalf of the Registrant, we are delivering herewith for filing pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and the Rules and Regulations promulgated thereunder, the following:

         (1) One (1) complete copy which has been manually executed, of the Registrant's Annual report on Form 10-K for 1995 (the "Form 10-K");

         (2)      Two (2) conformed copies of the complete Form 10-K; and

         (3) Five (5) conformed copies of the Form 10-K, excluding exhibits.

         Please acknowledge receipt of this letter and the enclosures on the attached copy of this letter and return it to us in the enclosed, self-addressed envelope.


                                   Very truly yours,



                                   Joseph P. Ciavarella, Vice President
                                   Air Transport Leasing, Inc.

JPC/mm

Enclosures

cc:      Laura Banchini
         Lorna G. Bell / Moody's
         Gregory Harding-Brown
         Carol L. Chase, Esq.
         Hugh Connelly (Corestates)
         Paul J. Derenthal, Esq.
         Richard W. Doust
         Stephen R. Dyer
         Gerald F. Goertz, Jr.
         Spencer Jefferies
         Anthony Anderson (Coopers and Lybrand)
         Clifford B. Wattley
         Meta Herzog (Finova)
         Richard S. Wiley

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to ________________________

Commission file number 0-18387

                       Pegasus Aircraft Partners II, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                              84-1111757
       --------                                              ----------
(State of organization)                                  (I.R.S. Employer
                                                        Identification No.)
   Four Embarcadero Center
         35th Floor
   San Francisco, California                                    94111
   -------------------------                                  ----------
    (Address of principal                                     (Zip Code)
     executive offices)

Registrant's telephone number, including area code (415) 434-3900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               ---    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                       Pegasus Aircraft Partners II, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1996

Table of Contents

                                                                           Page
                                                                           ----
Part I

Item 1   Business........................................................   1
Item 2   Properties......................................................   13
Item 3   Legal Proceedings...............................................   14
Item 4   Submission of Matters to a Vote
             of Security Holders.........................................   16


Part II

Item 5   Market for Registrant's Common Equity
             and Related Stockholder Matters.............................   16
Item 6   Selected Financial Data.........................................   17
Item 7   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations...................................   18
Item 8   Financial Statements............................................   F-1
Item 9   Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure........................................   24


Part III

Item 10  Directors and Executive Officers
             of the Registrant...........................................   24
Item 11  Executive Compensation..........................................   27
Item 12  Security Ownership of Certain
             Beneficial Owners and Management............................   27
Item 13  Certain Relationships and
             Related Transactions........................................   28


Part IV

Item 14  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K.....................................   30

                                     PART I

Item 1.  Business

General


         Pegasus Aircraft Partners II, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on April 26, 1989. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly owned subsidiary of Pegasus Capital Corporation, and Air Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly owned subsidiary of PaineWebber Group Inc. (collectively, the "General Partners").

         On August 15, 1989, the Partnership commenced an offering of units of limited partnership interest ("Units"). The offering of the Units was terminated during the third quarter of 1990, when the total capitalization of the Partnership reached $145.1 million. The Partnership incurred $16,295,000 of commissions and other expenses in connection with the sale of these Units.

         Although the Partnership was organized on April 26, 1989, the Partnership conducted no activities and recognized no revenues, profits or losses prior to September 20, 1989 at which time the Partnership commenced operations. During the period between September 21, 1989 and August 22, 1990, the Partnership acquired its portfolio of used commercial aircraft which are principally subject to triple net operating leases with domestic and foreign commercial air carriers.

          The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership may reinvest the proceeds from sales of aircraft occurring prior to August 21, 1998, provided that the aggregate amount of sales proceeds so reinvested will in no event exceed $60,000,000, and provided further that prior to any such reinvestment the Partnership distributes to the Limited Partners cash in an amount sufficient to pay any federal and state income taxes to be incurred by Limited Partners as a result of the aircraft sale. Thereafter, the net proceeds of any sales of aircraft will be distributed to the partners.

          At a meeting of the Board of Directors of Air Transport Leasing, Inc. ("Board"), the Board adopted the Policy Regarding Requests for Partner Lists attached as Exhibit 11.

Outlook for the Airline and Aircraft Leasing Industries

The US airline industry had a profitable year in 1996 with net earnings estimated at $6 billion, which continued the industry's profitability trend. However, the year was marred by the ValueJet and TWA crashes which raised questions about aircraft maintenance and aging aircraft. With new aircraft orders increasing, it was a robust year in aircraft production. The demand for used aircraft was reflected in, for the most part, stable lease rates for such aircraft. Continental Airlines Inc. ("Continental") continued to report positive financial results in 1996 and USAirways Group Inc., (formerly USAir, Inc.) ("USAir") continued to show financial improvements. TWA was hurt by the incident discussed above and continued to report losses while announcing a reduction in European service and its fleet of 747 widebody aircraft. Kiwi

International Air Lines Inc. ("Kiwi") continued to have significant liquidity concerns and in September 1996 filed for protection from its creditors under Chapter 11 of the US Bankruptcy Code. The Partnership recovered the aircraft and committed to lease the aircraft to two start-up carriers. Aircraft leasing continues to be a highly competitive business and the Partnership's lessees continue to face significant competitive challenges. Air traffic has been and continued to be correlated to overall economic activity.

Recent Partnership Developments

Immediately below is a table which shows the December 31, 1996 appraised value of the Partnership's aircraft to be approximately $69.7 million, or approximately 49% of the original acquisition cost plus related capital expenditures (excluding acquisition-related fees). Based upon these appraised values, the Partnership's net asset value at December 31, 1996 was equal to $8.20 per Unit. It should be noted that these are only estimates of value as of that date, and not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of nor does this represent the value that may be realized upon the disposition of a Unit.

Aircraft Portfolio

         The following table describes the Partnership's aircraft portfolio at December 31, 1996:

                                                            December     Current
                                                             1996         Lease    Original     Noise      Cumulative    Cumulative
    Current       Aircraft      Ownership  Acquisition    Appraised    Expiration  Delivery   Abatement      Flight       Flight
    Lessee         Type         Interest     Costs(1)      Value(2)      Date(3)     Date    Compliance      Hours(4)    Cycles(4)
    ------        --------      ---------  -----------    ----------   ----------  --------  ----------    -----------   ----------
                                                                (in millions) (in millions)
Aerovias de
Mexico, S.A.    McDonnell
de C.V.         Douglas DC-9-31   100%       $8.9          $ 3.3         7/06/97      1970      Stage 2       59,285       56,507

Aerovias de
Mexico, S.A.    McDonnell
de C.V.         Douglas DC-9-31   100         8.9            3.3         7/23/97      1971      Stage 2       64,757       61,918

Continental     Boeing 727-200
Airlines, Inc.  Advanced          100         4.5(8)         3.7         5/31/99      1973      Stage 2       68,646       49,088

Continental     Boeing 727-200
Airlines, Inc.  Advanced          100         4.1(8)         3.6         1/31/98      1973      Stage 2       68,906       49,184

Continental     McDonnell
Micronesia Inc. Douglas
                DC-10-10          100        18.3            8.7         6/30/98      1973      Stage 3       76,411       27,930

(7)             Airbus Industrie
                A300-B4-103       100        28.1            8.0          (7)         1979      Stage 3       46,107       19,527

(9)             Boeing 727-200
                Non-Advanced      100         9.5            6.0          (9)         1970      Stage 3       72,952       53,632

(10)            Boeing 727-200
                Advanced          100        11.7            8.8          (10)        1973      Stage 2       57,736       30,892

Trans World     McDonnell
Airlines.       Douglas MD-82     100        21.0            16.0       11/01/04      1983      Stage 3       42,343       21,790

(11)            Lockheed
                L-1011            100        17.7            2.8          (11)        1974      Stage 3       61,207       22,906

US Airways      McDonnell
Group, Inc.     Douglas MD-81      50(5)     10.0            5.5        6/01/98(6)    1982      Stage 3       40,871       37,116
                                           ------          -----
                                           $142.7          $69.7
                                           ======          =====

Notes: (1)    Acquisition costs do not include related acquisition fees of
              $3.0 million paid to the General Partners. The cost amounts shown include capital expenditures incurred during 1996, 1995, 1994 and 1993 of $2.5 million, $26,000, $.3 million and $2.2 million, respectively. Such amounts include two Boeing 727-200 Advanced aircraft received in connection with the A-300 settlement.

        (2) The December 1996 appraised values were determined by an independent aircraft appraisal firm. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease. It should be noted that appraisals are only estimates of value and should not be relied on as measures of realizable value.

        (3) Lease expiration dates do not include renewal options except in the case of US Air.

        (4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 1996, except they are as of March 6, 1997 with respect to the TWA MD-82.

        (5) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership.

        (6) If US Air does not renew the lease for an initial three-year renewal period to June 2001, the partnership is entitled to a lease termination payment.

        (7) Aircraft off lease at December 31, 1996. Appraised value represents the approximate current market value unencumbered by lease.

        (8) Represents aircraft received in connection with the A-300 settlement.

        (9) Substantially all of the $2.5 million in capital expenditures in 1996 relate to this aircraft and represent hushkit ($1.9 million) purchased as well as a portion of the last phase of maintenance check aircraft completed as of December 31, 1996 ($.6 million). An additional amount of approximately $.7 million was incurred in 1997 with respect to this maintenance check prior to delivery to Falcon Air Express, Inc. subject to a 60 month lease commencing March 1997. This lease is reflected in the appraised value.

        (10) Aircraft was committed to cargo conversion which was in the process of being completed in early 1997. The aircraft is scheduled to be delivered to Capital Cargo International Airlines Inc. for a term of approximately 96 months. The hushkit (approximately $3 million), cargo conversion ($1.6 million) and replacement engines ($2 million) are reflected in the appraised value.

        (11) Lease terminated and aircraft returned on October 1996. TWA prepaid the lease, on a discounted basis and paid the Partnership $3,000,000 in lieu of meeting certain lease return conditions. The aircraft is valued based upon its current condition.

       The following is a description of the principal financial terms of the leases listed in the table.

         a. Continental Airlines Leases During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental, originally scheduled to expire on May 31, 1997, with rents of $252,000 per month. Continental also had three two-year renewal options, with rent payable during the first two such renewal periods at the lesser of the then fair market rental value or the rental rate during the initial term, and during the third such renewal period at the then fair market rental rate. In addition, the lessee has a right of first refusal to purchase or re-lease the aircraft after the last renewal period on the same terms as those included in any bona fide offer made to the Partnership by a third party. This lease was modified in 1995 as discussed below.

         During September 1989, the Partnership acquired a Boeing 727-200 non-advanced aircraft for a total purchase price of $6,116,000, subject to an operating lease with Continental. This aircraft was returned during Continental's bankruptcy and subsequently leased to Kiwi (see discussion of Kiwi below).

         During August 1990, the Partnership acquired an Airbus Industrie Model A-300-B4-103 ("A-300") aircraft for a total purchase price of $28,070,000, subject to an operating lease with Continental, originally scheduled to expire on December 29, 2000 and with monthly, in advance, rentals of $312,000.

         Continental did not make the monthly rental payments due under the three leases with the Partnership on December 1, 1990 and filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At December 31, 1996, the Partnership had aircraft modification advances outstanding from Continental totaling $93,000, which are being repaid monthly with interest.

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

         On June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz subsequently defaulted. The Partnership recovered the A-300 aircraft, returned it to FAA registry, and is currently remarketing it. The Partnership estimates that it will spend approximately $2.5 million for a scheduled heavy maintenance check and other modifications that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance.

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

         Under the DC-10 Restructuring, the Partnership received approximately $3,100,000, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remain unchanged. During 1996, Continental and the Partnership reached agreement to extend the lease to June 30, 1998 at a lease rate of $150,000 per month.

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

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term, in monthly installments with interest at a fixed rate of 9.70%. At December 31, 1996, the balance of the receivable was $295,000. All 1997 repayments of advances have been made by TWA.

         During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1,1998 with rental payments payable monthly, in advance, at the rate of $130,000.

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term in monthly installments with interest at 9.68%. At December 31, 1996, the balance of the receivable was $210,000. All 1997 repayments of advances have been made by TWA as scheduled.

         In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. Under the terms of the TWA Agreement all rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of deferral over an 18-month period which commenced May 1, 1995. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that it will be able to meet its obligations in the future.

         In mid-1996, as part of its fleet restructuring, TWA offered to return the L-1011 aircraft it leases from the Partnership. The lease, which provided for monthly rental of $130,000, was originally scheduled to expire in September 1998. TWA agreed to pay the Partnership $2,846,000, which represents rents due under the remaining term of the lease, discounted at 5% plus $3,000,000 as an economic settlement for noncompliance with certain lease return conditions ("L-1011 Lease Settlement"). The lease was terminated, the aircraft was returned and the amounts aggregating $5,846,000 were received on October 16, 1996. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines. It is possible that the Partnership will lease the engines that were a part of the L-1011 separately and sell the airframe for parts.

         The L-1011 aircraft was originally purchased in 1990 for $ 18,205,000 (including related fees) and had a net book value of approximately $6.1 million (unadjusted for the $3,000,000 economic settlement accounted for as a lease settlement reserve) at December 31, 1996.

         c. Aeromexico Leases During July 1992, the Partnership released two McDonnell Douglas DC-9-31 aircraft previously leased to Midway Airlines Inc. to Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The leases are operating leases that originally required quarterly rental payments, in advance, in the amount of $234,000 per aircraft. The terms of the leases expire on July 6, 1997 and July 23, 1997. Aeromexico has the right to renew the leases for up to five consecutive one-year renewal periods for the then fair market rental value.

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

         In October 1994, Aeromexico failed to make the quarterly in advance rental payments for both aircraft. Aeromexico announced it was having financial and operating problems and, in response, made significant management changes and began to develop a revised business plan. Aeromexico agreed to and paid monthly rental payments equal to the monthly equivalent rent ($78,000 per aircraft) beginning November 1994 in return for a four-month standstill agreement ("Standstill Agreement") from lessors and lenders, including the Partnership, not to pursue their rights and remedies with respect to Aeromexico's failure to pay rent and other debt due in October 1994. The Standstill Agreement was extended an additional three months to allow Aeromexico to complete a financial restructuring. Aeromexico repaid the October 1994 rent with interest and has continued to pay the monthly rental equivalent for each aircraft.

         The Partnership has entered into negotiations with Aeromexico to extend each of the two leases to January 2000 at a slightly lower lease rate. Such extensions are subject to final documentation.

         d. USAir Lease During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. The aircraft is subject to an operating lease with USAir, the term of which ends on June 1, 1998. The lease may be terminated after August 1993 subject to the lessee's guarantee that the Partnership will receive contractually defined minimum termination values upon remarketing of the aircraft. Rental payments are payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lease provides for one three-year renewal option, at the same quarterly rental rate. If the lease is not renewed for this first renewal period, the lessee must make a termination payment of $1,113,000 to the Partnership. The lessee also has three additional one-year renewal options at the then fair market rental rates. The lessee may elect to purchase the aircraft at its then fair market value at the end of any renewal term.

         The McDonnell Douglas MD-81 aircraft under lease to USAir was purchased subject to a tax benefit transfer lease ("TBT lease") which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. Under the TBT lease, the Trust, as the owner of the aircraft and the tax lessee under the TBT lease, has agreed to indemnify the tax lessor if certain anticipated tax benefits are lost by the tax lessor as a result of, among other things, acts or omissions by the Trust, breach of covenants by the Trust under the TBT lease, loss or damage to the aircraft or use of the aircraft outside the United States. The TBT lease requires that a letter of credit be posted to collateralize this obligation. The Partnership shares in the annual cost of the letter of credit and is obligated for one-half of any calls on the letter of credit.

         The letter of credit has a current face amount of approximately $1.7 million. The letter of credit agreement originally obligated the Partnership to deposit $35,000 per quarter (beginning on June 1, 1992) as cash collateral to collateralize the Partnership's obligation under the letter of credit agreement. In July 1995, the Partnership consummated an agreement with the issuer of the letter of credit under which the issuer released its interest in the cash in the cash collateral account.

         Under the operating lease, the lessee, USAir, has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. USAir has not posted a letter of credit to secure this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of action by the lessee, the Partnership and Pegasus Aircraft Partners, L.P. through the trust will be responsible for the loss to the tax lessor until and if the lessee performs under its indemnification. To date there have been no calls on the letter of credit.

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners, L.P. or the Partnership. Pegasus Aircraft Partners, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other.

         e. Kiwi International Air Lines Leases The Partnership leased its two Boeing 727-200 aircraft, to Kiwi International Air Lines, Inc. ("Kiwi"). The aircraft were originally purchased in 1989 (Non-advanced) and 1990 (Advanced) for purchase prices of $6,261,000 and $10,748,000 respectively (including related fees). The leases were operating leases which required monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced). The terms of the leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1995, the leases were amended and extended to December 31, 1999. Kiwi was also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered by the Partnership. An affiliated partnership and affiliates of the Managing General Partner also own aircraft leased to Kiwi.

         In connection with the delivery of the aircraft the Partnership expended $2,228,000 with respect to the 727 Advanced aircraft, of which $971,000 was capitalized and $1,257,000 represented maintenance expense which were paid out of funds received in a maintenance settlement with the prior lessee. Capitalized improvements of $743,000 were made with respect to the non-advanced aircraft.

         The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership is subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at approximately $156,000 at December 31, 1995 and were written down to $1,000 at December 31, 1996.

         During 1994, the Partnership funded approximately $633,000 of costs related to maintenance of the Kiwi aircraft, including compliance with certain FAA airworthiness directives, $308,000 of which was scheduled to be repaid by Kiwi over a one-year period. In March 1996, Kiwi signed a promissory note ("Bellyskin Note") scheduling the repayment of the latter amount, with interest from February 1996 at 12% per annum, over eighteen months, commencing June 1, 1996.

         In August 1996, the Partnership paid $1.9 million to hushkit the non-advanced 727 aircraft. The purchase price was funded out of cash reserves previously generated.

         In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi was also negatively impacted by the market reaction to the ValuJet incident. During 1996, Kiwi did not meet its financial goals. In July 1996, an institutional investor contributed $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The investor had options to invest an additional $6,000,000 in convertible preferred stock which expires in March 1997. Existing shareholders (including directors and employees) were given the opportunity to make additional investments.

         Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments for the advanced aircraft and the July rental and June maintenance reserves with respect to the non-advanced aircraft. Kiwi was also unable to make its September rental and August maintenance payments for each aircraft and was placed in default by the Partnership.

         In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 11% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $8,100,000 (including the hushkit), net of the provision for decline in market value of aircraft of $100,000 at December 31, 1996 excluding the cost of the heavy maintenance check being completed as of December 31, 1996 prior to a new lease discussion below. Additionally, the unpaid balance of the Bellyskin Note, plus interest (which went to non-accrual status at September 30, 1996) was $290,000 at December 31, 1996. The Partnership currently holds maintenance deposits aggregating approximately $2.2 million, which the Partnership believes will not be sufficient to complete work required on the aircraft and the related engines to meet lease return conditions. On October 15, 1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. The court approved Kiwi's motion to reject both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $640,000 in respect of amounts due at December 31, 1996. The Partnership recovered the aircraft in late 1996.

         In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon") a charter airline with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, of which $583,000 had been expended as of December 31, 1996 and approximately $700,000 was paid or payable prior to delivery. The Partnership also purchased an engine at cost of $760,000 prior to delivery of the aircraft. The aircraft was delivered to Falcon in March 1997.

Significant Lessees

         The Partnership leased its aircraft to five different airlines during 1996. Revenue from four airlines which accounted for greater than 10% of the total rental revenue of the Partnership during 1996 are as follows:

                     Airline                                 Percentage of Total Rental Revenue
                     -------                                 ----------------------------------
        Continental Airlines, Inc.*                                          44.4%
        Trans World Airlines, Inc.                                           24.7%
        Aerovias de Mexico S.A. de C.V.                                      12.3%
        Kiwi International Air Lines, Inc.(1)                                10.6%

        * Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

        (1) Includes rentals totaling $350,000 with regard to Kiwi for which an allowance for bad debts was provided.


Safety Requirements and Aircraft Aging

         In addition to registration, the FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, general operating and flight rules (including limits on arrivals and departures), noise levels, certification of personnel and recordkeeping in connection with aircraft maintenance. FAA regulations establish standards for repairs, periodic overhauls and alterations, and require that the owner or operator of an aircraft establish an airworthiness inspection program to be carried out by certified mechanics. No aircraft of the Partnership may be operated without a current airworthiness certificate.

         The FAA periodically reviews Service Bulletins which are issued by the aircraft manufacturers. These bulletins focus on safety problems that have developed during the aircraft's operation. The FAA may incorporate these Service Bulletins in Airworthiness Directives ("ADs"), which are mandates requiring the airline to perform specific maintenance within a specified period of time.

         Aircraft aging is a significant issue in aircraft safety regulation. In the past, certain aviation incidents and accidents raised concerns over the structural integrity of older aircraft. In 1989, in its "Report to Congress on the Status of the U.S. Stage 2 Commercial Aircraft Fleet", the FAA stated that "no correlation has been established between the chronological age of an aircraft and its structural airworthiness. A more accurate assessment of the physical "age" of an aircraft is the total number of flight cycles and flight hours flown." A flight cycle is defined as one takeoff and one landing. A flight cycle is important because of the added stress on the airframe, landing gear and other components from repeated takeoffs, landings and pressurizations. As different types of aircraft have different missions and carriers fly a variety of routes, flight cycles can vary widely among aircraft of the same chronological age. In general, narrow-body aircraft which are used for short-haul service will have greater cycles per year than wide-body aircraft used for longer routes. Other factors which contribute to the aging of an aircraft are the number of hours actually flown, the predominant environment in which an aircraft has flown, and its actual age in years.

         The FAA has adopted certain ADs for Boeing and McDonnell Douglas aircraft models, including Boeing 727s, 737s and 747s and McDonnell Douglas DC-9s, MD-80s and DC-10s. These ADs make mandatory the periodic replacement or modification of structural materials, fittings and skin at certain times in the life of an aircraft, typically when the aircraft reaches a certain number of flight cycles or age threshold. Previously, these aircraft were subject only to periodic inspection, and the replacement and modification of materials and parts was done where deemed necessary. Similar ADs for Lockheed and Airbus manufactured aircraft are expected to be proposed and adopted by the FAA. In addition, it is widely expected that foreign civil aviation authorities, especially in Europe and Japan, will adopt similar measures to protect the structural integrity of older aircraft.

         These aging aircraft ADs will initially impact only a limited number of older aircraft, but additional aircraft will be covered as they accumulate time-and-service and reach the thresholds for the required modifications. Significantly, in the case of each aircraft type, a significant majority of replacements or modifications are mandated when a plane reaches a certain number of flight cycles and relatively few required replacements are triggered when a plane reaches a certain chronological age or number of flight hours.

         The following table summarizes the age, flight cycle, and flight hour thresholds for each major aircraft type under the ADs. In general, these thresholds are based on the "economic design goal" of an aircraft, which is typically considered to be the period of service after which an increase in maintenance costs is expected to take place in order to assure continued operational safety. In addition, the table provides an estimate by the FAA of the costs of complying with all of the mandated replacements and modifications of the ADs. It is important to note that since most of the proposed work under the ADs is based on flight cycle thresholds, those lower-cycle aircraft which reach the aircraft age or flight hour thresholds should incur significantly lower AD compliance cost than the total amounts estimated below.

                                       Aircraft           Flight             Flight            Estimated
    Aircraft                              Age              Cycle              Hour                AD
      Type                             Threshold         Threshold          Threshold            Costs
    --------                           ---------         ---------          ---------          ---------
                                        (Years)
Boeing 727                                20                60,000                N/A           $1,100,000
Boeing 737                                20                75,000                N/A           $  934,000
Boeing 747                                20                20,000*               N/A           $3,400,000
McDonnell Douglas DC-9                    20               100,000             75,000           $   79,000
McDonnell Douglas MD-80                   20                75,000             75,000           $    4,000
McDonnell Douglas DC-10                  None               42,000             60,000           $  187,000

         *  Substantially cycle limited

         Flight cycle and flight hour information with respect to the Partnership's aircraft are included in the aircraft portfolio table included earlier on Page 3.

         The Partnership's leases generally require the lessees to bear the costs of compliance with ADs which require action during the lease terms. The only exceptions relate to the McDonnell Douglas DC-10 aircraft on lease to Continental, the two McDonnell Douglas DC-9-31 aircraft on lease to Aeromexico and the two Boeing 727-200 aircraft previously on lease to Kiwi. Under certain circumstances, for these leases the Partnership is obligated to share in the costs of complying with certain ADs. All of the Partnership's Boeing 727 aircraft have had the major calendar modifications performed as required. It is anticipated that the 60,000-cycle aging modifications will not be due to be performed until approximately the end of or beyond the end of, each of the leases.

         Overall, the General Partners believe that the increased maintenance costs mandated for older aircraft may have some negative impact on re-lease and resale values for these planes, but counterbalancing this, compliance with the ADs should also serve to prolong the revenue lives of the affected aircraft.

Aircraft Noise Regulations

         On November 5, 1990, Congress enacted into law the Airport Noise and Capacity Act of 1990 (the "Act"). On September 24, 1991, the FAA issued the final rules of implementation for the Act. The Act provides that Stage 2 aircraft will be phased out from operation within United States airspace by December 31, 1999.

         Implementing regulations proposed by the FAA required or require each United States operator to increase its Stage 3 airplane fleet to 50 percent by December 31, 1996; to 75 percent by December 31, 1998, and to 100 percent by December 31, 1999.

         However, the Act further provides, that if by July 1, 1999, at least 85% of an air carrier's fleet complies with Stage 3 noise levels, the carrier may apply for a waiver of the operational ban for the remaining aircraft in the operator's fleet until December 31, 2003. The application for such a waiver must be submitted to the Secretary of the Department of Transportation no later than January 1, 1999 and must include a plan with firm orders for making all aircraft operated by the air carrier comply with Stage 3 noise levels by December 31, 2003.

         Stage 3 hushkitting and re-engineering for the Boeing 727-200 and the McDonnell Douglas DC-9-30 aircraft have been approved by the FAA. Certain airlines have determined that it is economically feasible to hushkit certain Stage 2 aircraft to achieve Stage 3 noise standards. The Partnership continues to monitor the marketplace based upon the availability of aircraft, pricing for Stage 2 and Stage 3 aircraft and the timetable for implementation of Stage 3, to best position the Partnership's aircraft for continued and future deployment.

Competition

         The aircraft leasing industry is highly competitive, depending, in part, upon the type of leased aircraft and prospective lessees. The Partnership competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and greater experience than the Partnership. Such competitors may lease aircraft at lower rates than the Partnership and provide benefits, such as direct maintenance, crews, support services and trade-in privileges, which the Partnership does not intend to provide. Competitors may include certain affiliates of the General Partners.

Employees

         The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, "Directors and Executive Officers of the Registrant", and Item 13 of this Report, "Certain Relationships and Related Transactions", which are incorporated herein by reference.

Item 2.  Properties

         The Partnership does not own or lease any physical properties other than the aircraft which are discussed in Item 1 of this Report, "Business", which is incorporated herein by reference.

Item 3. Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

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

         On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and challenged the proposed settlement of these cases. Their objections were overruled when the District Court approved the class action settlement with respect to the New York Limited Partnership Actions. The Illinois case has been dismissed.

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

         The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the District Court and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

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

         In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated. et al. was filed in California Superior Court and Barstad v. Paine Webber Incorporated. et al. was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above actions. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts prepared in connection with the New York Partnership Actions. The General Partners do not believe that the settlement of the Abbate, Bandrowski and Barstad actions will have a material effect on the Partnership's financial statements taken as a whole.

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy Court's authority to use maintenance reserves ($2.2 million) collected from Kiwi. The parties are in settlement discussions with a hearing date scheduled for June 1997. The Partnership estimates that the cost to meet return condition would be approximately $4,100,000. The Partnership is also involved in a litigation with the company that acted as Kiwi's manager regarding each party's compliance with a settlement agreement into facilitate the recovery of the aircraft.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.


PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

         As of March 1, 1997, the number of Limited Partners of record was approximately 8,300.

The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 1996 and 1995:

                                        Amount Of
                                      Distribution
                    Period              Per Unit           Record Date              Payment Date
                    ------            ------------         -----------              ------------
               1st Quarter 1996            $.40           March 31, 1996            April 29, 1996

               2nd Quarter 1996             .40           June 30, 1996             July 29, 1996

               3rd Quarter 1996             .40           September 30, 1996        October 21, 1996

               4th Quarter 1996             .40           December 31, 1996         January 24, 1997

               1st Quarter 1995             .40           March 31, 1995            April 29, 1995

               2nd Quarter 1995             .40           June 30, 1995             July 29, 1995

               3rd Quarter 1995             .40           September 30, 1995        October 29, 1995

               4th Quarter 1995             .40           December 31, 1995         January 28, 1996

         Total distributions to all partners for 1996 and 1995 were declared as follows (in thousands):

                                                 1996               1995
                                                 ----               ----
         Limited Partners                      $11,608            $11,608
         General Partners                          117                117
                                               -------            -------
                                               $11,725            $11,725
                                               =======            =======

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 75%, 83%, and 88% respectively, of the cash distributions paid to the partners for the years ended December 31, 1996, 1995 and 1994 constituted a return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 82% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

Item 6.  Selected Financial Data

         The following selected financial data of the Partnership was derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's Financial Statements and Supplementary Data thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report.

                                                            As of December 31, 31,
                                                            or Year Ended December

                                       1996          1995          1994            1993          1992
                                     ------------------------------------------------------------------
                                                      (in thousands, except per unit amounts)
Rental Revenue                       $15,231        $14,026      $15,537         $14,985        $14,556
Net Income 2,898                       2,019          1,413        1,549           1,949
Net Income per Limited
   Partnership Unit                      .40            .28          .19             .21            .27
   Distributions per Partnership
     Unit(1)                            1.60          1.60         1.60            1.60           1.90

Total Assets                          72,039         80,799       86,350          95,842        101,690
Notes Payable                          4,751          6,638        7,382           7,735          4,000
Partners' Equity                      54,540         63,367       73,073          83,385         93,561

------------
(1) Distribution amounts are reflected during the period in which the cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such period.


         (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".) As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         Cash distributions declared and cash distributions paid by the Partnership were approximately $11.7 million ($1.60 per Unit) in each of 1996, 1995 and 1994, respectively. Net cash provided by operating activities was $13.5 million in 1996, $17.6 million in 1995 and $14.2 million in 1994. In the aggregate, for this three-year period net cash provided by operating activities totaled $45.3 million and cash distributions declared by the Partnership totaled $35.17 million. In 1996, the Partnership received $3,000,000 as part of the lease settlement and return of the L-1011 by TWA in lieu of TWA complying with certain lease return conditions. Such amount was included as a lease settlement reserve and thus was not included in cash from operating activities. Additionally, in 1995, the Partnership received the A-300 Lease Settlement proceeds, a portion of which was accounted for under the cost recovery method and thus, was not included in cash from operating activities.

         Partnership equity declined by approximately $8,827,000 from December 31, 1995 to December 31, 1996 as a result of the declaration and payment of cash distributions to the partners in excess of the Partnership's net income. This resulted primarily from the fact that, unlike net income, cash flow generated from operations, which is the source of the cash utilized to make the distributions, is not reduced by depreciation expense and provisions for decline in market value of aircraft attributable to the Partnership's aircraft.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 75%, 83%, and 88% respectively, of the cash distributions paid to the partners for the years ended December 31, 1996, 1995, and 1994 constituted a return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 82% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 1996 constituted a return of capital. However, the total actual return on capital over the Partnership's life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The primary reason for the net increase in liquidity was the L-1011 Settlement. In mid-1996, as part of its fleet restructuring, TWA offered to return the L-l011 aircraft it leases from the Partnership. The lease, which provided for monthly rental of $130,000, was originally scheduled to expire in September 1998. TWA agreed to pay the Partnership $2,846,000, which represents rents due under the remaining term of the lease, discounted at 5% plus $3,000,000 as an economic settlement for noncompliance with certain lease return conditions. The lease was terminated, the aircraft was returned and the amounts aggregating $5,846,000 were received on October 16, 1996. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines. It is likely that the Partnership will lease the engines that were a part of the L-1011 separately and sell the airframe for parts.

         At December 31, 1996, the Partnership had $9,842,000 of unrestricted cash and cash equivalents in excess of declared, but unpaid, distributions to the partners. This represents a slight increase from a similarly computed amount at December 31, 1995 of $9,024,000.

         Rent and other receivables decreased $1,799,000 from $2,557,000 at December 31, 1995 to $758,000 at December 31, 1996. This primarily decrease is primarily the result of the continued repayment of deferred rentals and advances by Continental and TWA during 1996. Additionally, the Partnership provided an allowance for bad debts of $640,000 with respect to amounts outstanding with respect to Kiwi at December 31, 1996.

         The payable to affiliates decreased $257,000 from $893,000 at December 31, 1995 to $636,000 at December 31, 1996 principally due to the payment of amounts previously deferred on a voluntary basis by the Administrative General Partner.

         Deferred income decreased by $893,000 from $4,672,000 at December 31, 1995 to $3,779,000 at December 31, 1996. This decrease was attributable to the amortization of amounts recognized in connection with the A-300 Lease Settlement and the DC-10 Lease Restructuring and the removal of deferred income associated with the Kiwi stock held by the Partnership offset by the proceeds relating to the lease prepayment derived from the L-1011 Lease received in 1996.

         The Partnership's liquidity increased in 1996, principally because of the proceeds received with respect to the L-1011 Lease Settlement which aggregated $5,846,000 partially offset by capital improvements made principally to the non-advanced 727-200 aircraft formerly leased to Kiwi in the amount of $2,500,000 and the impact of the Kiwi bankruptcy which reduced cash flow. Additionally, since December 31, 1996, the Partnership committed or expended an additional $700,000 for the 727-200 Non-advanced aircraft with respect to the C-10 check prior to its delivery to Falcon Air Express, purchased a replacement engine at a cost of $760,000 and committed $1,600,000 towards a cargo conversion of the 727-200 advanced aircraft (with a further commitment to hushkit the aircraft prior to December 31, 1999 at a cost of approximately $3,000,000). The Partnership will also be required to replace or overhaul certain engines that were installed on the former Kiwi aircraft. It is anticipated that the A-300 aircraft will require a heavy maintenance check in connection with its remarketing which, along with estimated modifications and FAA mandated maintenance is expected to cost approximately $2,500,000, of which $557,000 was provided and set aside as reserve for maintenance as part of the A-300 Lease Settlement. In order to finance these obligations, in December 1996, the Partnership established a new $10,000,000 loan facility with an unaffiliated third party lender. The loan commitment is for a period of 36 months, terminating December 31, 1999, at which time outstanding principal is due. The loan provides for interest at a rate of 1% over the lender's prime rate of interest which is payable monthly. The Partnership must maintain a minimum balance outstanding of $4,000,000 during the loan commitment period. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA and the two 727-200 advanced aircraft leased to Continental. The Partnership utilized $4,751,000 of this loan to pay off its prior two loan facilities.

The Partnership entered into an agreement to lease the 727-200 non-advanced aircraft to a start-up charter carrier for a term of five years and entered into an agreement to lease the 727-200 advanced aircraft to a start-up cargo carrier for a term of eight years. Further, the Partnership began discussions with a foreign airline with respect to the lease of the A-300 aircraft and has had discussions with Aeromexico regarding the extension of the leases of the aircraft scheduled to expire in July 1997. The L-1011 aircraft will require a C check shortly and it is possible that the Partnership will lease the engines and sell the airframe for parts. Finally, Continental extended the lease of the DC-10-10 aircraft to June 30, 1998 at a lease rate of $150,000 per month. Additionally the Partnership may utilize the portion of the settlement received with respect to lease return conditions from the L-1011 Lease Settlement ($3 million) to purchase an additional aircraft. The Partnership currently holds $2.2 million of maintenance reserves collected from Kiwi which are subject to the Kiwi bankruptcy proceedings and which are not sufficient to meet the lease return conditions. However, even with the remarketed leases of the two ex-Kiwi aircraft described above, the Partnership's expected cash flow for 1997 from its leases will be less than its previous level of cash distributions to partners. It is anticipated that the Partnership will utilize cash reserves to fund its distribution requirements.

Litigation

See Item 3, "Legal Proceedings", for a discussion of certain class action lawsuits.

Results of Operations

         Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under operating leases.

         Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 1996, were paid for by the lessees or funded out of maintenance reserves collected. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft, the cost of the letter of credit required under the terms of the TBT lease on the McDonnell Douglas MD-81 leased to USAir, the amortization of costs incurred in connection with the Aeromexico leases, the costs of storing the A-300 aircraft and the costs relating to the recovery of the Kiwi aircraft.

         The Partnership also records depreciation expense pertaining to the aircraft and incurs interest expense and management fee and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services.

1996 as compared to 1995

         The increase in the Partnership's net income for the year ended December 31, 1996 ("1996 Period") as compared to the year ended December 31, 1995 ("1995 Period") was attributable to the rental income recognized with respect to the two 727-200 aircraft received in the A-300 Lease Settlement, partially offset by the effect of the Kiwi bankruptcy (the Partnership did not record any rental revenue with respect to Kiwi beyond the bankruptcy date), the provision for bad debts and loss in value of stock. Further, net income was positively impacted because interest income increased due primarily to an increase in cash available for investment, interest expense decreased due to the continued repayment of outstanding indebtedness and the necessity for provisions for decline in market valued decreased. However, net income was reduced in the 1996 Period as compared to the 1995 Period due to aircraft direct lease costs relating to insurance, storage of the A-300 and the recovery of the Kiwi aircraft increasing substantially.

         Rental income increased by $1,205,000, or 9% in the 1996 Period, as compared to the 1995 Period reflecting the difference between the income recognized with respect to the A-300 Lease Settlement (including the rent associated with the two 727 aircraft received in the Lease settlement) and DC-10 Restructuring in the 1996 Period and the rents recognized in the 1995 Period, which included the DC-10-10 rentals at the original lease rate ($252,000) and the rents recognized under the A-300 Lease under which rentals of $312,000 were recognized in January 1995 and reduced rents ($150,000 per month) were recognized in February through May 1995. This increase was partially offset by the impact of the Kiwi bankruptcy filing. The Partnership did not recognize any rental revenue after the bankruptcy filing and recovered the aircraft in late 1996 after Kiwi rejected the leases (see Item 8, Financial Statements, Note 5, "Kiwi-Bankruptcy" for a further discussion).

         Interest income increased $135,000, or 22%, for the 1996 Period, in comparison to the 1995 Period. This increase was primarily attributable to the interest income earned with respect to the cash reserves held by the Partnership during the 1996 Period (substantially provided by the A-300 Lease Settlement and DC 10-10 Restructuring discussed above).

         Depreciation and amortization expense increased $39,000, or less than 1%, for the 1996 Period in comparison to the 1995 Period. The increase was attributable to the increase in depreciation relating to the DC 10-10 aircraft (based upon a change in estimate of the aircraft's end of lease residual value) as well as the depreciation relating to the two 727 aircraft received in the A-300 Lease Settlement, which were not in place in the 1995 Period, offset by a reduction in depreciation expense with respect to the A-300 which was off lease during the 1996 Period (thus no depreciation was recognized) and the L-1011 aircraft and the Kiwi aircraft which were taken out of service during the fourth quarter of 1996.

         Management and re-lease fees for the 1996 Period, decreased by $93,000 or 8%, in comparison to the 1995 Period primarily because certain of the amounts received in the A-300 Settlement and DC 10-10 Restructuring in 1995 were accounted for under the cost recovery method (making the base upon which certain fees are deemed different), partially offset by an increase in rental revenue recognized and net income (adjusted for depreciation) in 1996, which serve as bases upon which such fees are derived.

         Interest expense for the 1996 Period, decreased by $165,000 or 20% in comparison to the 1995 Period, primarily because of the continued repayment of the notes resulting in a reduction in the principal outstanding.

         General and administrative expenses increased by $36,000 or 12% during the 1996 Period, as compared to the 1995 Period primarily due to legal fees incurred in connection with the Kiwi bankruptcy.

         Direct lease expenses increased by $199,000 in the 1996 Period, or 101% as compared to the 1995 Period, due primarily to an increase in insurance premiums and certain storage costs and technical consulting costs related to the A-300 aircraft which was off lease during the 1996 Period, and certain costs relating to the recovery of the Kiwi aircraft in late 1996.

         At December 31, 1996 the Partnership provided an allowance for bad debts in the amount of $640,000 which represented rents, advances (Bellyskin
Note) and related interest due from Kiwi (See Item 8, Financial Statements, Note 5, "Aircraft, Kiwi - Bankruptcy").

         Additionally, as of December 31, 1996, the Partnership recognized a loss of $155,000 with respect to Kiwi securities received in prior transactions. The securities will be carried at a nominal value (See Item 8, Financial Statements, Note 5, "Aircraft, Kiwi - Bankruptcy").

1995 Compared to 1994

         The Partnership's net income for the year ended 1995 Period was $2,019,000 as compared to $1,413,000 for the year ended December 31, 1994 ("1994 Period").

         The increase in the Partnership's net income in the 1995 Period as compared to the 1994 Period was due primarily to the fact that the Partnership provided for a decline in market value of aircraft of $450,000 in the 1995 Period as compared to $2,600,000 in the 1994 Period offset by a reduction in rental revenue principally due to the reduction in lease payments, and return of the aircraft to off lease status as the result of the A-300 Lease Settlement and subsequent default by Akdeniz.

         Rental revenue decreased by approximately 10% or $1,511,000 for the 1995 Period, as compared to the 1994 Period, principally due to the recognition of reduced rental income in the 1995 Period with respect to the A-300 Aircraft discussed above.

         Interest income increased by 47% or $193,000 for the 1995 Period in comparison to the 1994 Period. This increase was primarily attributable to the interest income earned on the balances of the deferred of rentals by TWA, Kiwi and Aeromexico, which were not outstanding during the 1994 Period as well as the cash received pursuant to the A-300 Lease Settlement and DC-10-10 Lease Restructuring partially offset by continued repayments of advances and deferrals.

         Depreciation and amortization decreased 1% or $54,000 in the 1995 Period as compared to the 1994 Period. The decrease was the result of the reserve for decline in market value of certain aircraft which the Partnership recorded at December 31, 1994, which reduced the depreciable basis of the related aircraft. This was offset by a change (reduction) to the estimated residual value of the DC-10-10, which resulted in an increase in related depreciation expense in the 1995 period.

         Provision for decline in market value in aircraft was $450,000 in the 1995 Period as compared to $2,600,000 in the 1994 Period and reflected management's estimate of the recoverability of the value of the leased aircraft at the end of the respective periods based upon third party cash flows, third party appraisals and market conditions.

         Management and re-lease fees for the 1995 Period increased by 2% or $22,000 in comparison to the 1994 Period. This increase was attributable primarily to the fees recognized with respect to the A-300 Lease Settlement (a portion of which was recognized under the cost recovery method) and the DC-10-10 Lease Restructuring, which was partially offset by a reduction in rental income recognized during 1995.

         Interest expense for the 1995 Period increased by $85,000 or 11% in comparison to the 1994 Period primarily because of the increase in interest rates which increased the rate on the variable rate note payable, which was slightly offset by the continued repayment of the fixed rate loan.

         General and administrative expenses increased by $61,000 or 26% in the 1995 Period as compared to the 1994 Period due to an increase in the level of certain administrative expenses, including transfer agent fees and legal expenses.

         Direct lease expenses increased by 11% or $19,000 in the 1995 Period as compared to the 1994 Period. The increase of the 1995 Period as compared to the 1994 Period was due principally to expenses incurred in the first quarter in the 1995 Period associated with the Aeromexico transaction offset by a reduction in the letter of credit fee.

Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 1996. However, market and worldwide economic conditions and changes in federal regulations have in the past, and may in the future, affect the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect subsequent lease rates and the eventual selling price of the aircraft.

Item 8.  Financial Statements


                       PEGASUS AIRCRAFT PARTNERS II, L.P.


List of Financial Statements

                                                                         Page
                                                                         ----

Report of Independent Accountants                                         F-2

Balance Sheets -- December 31, 1996 and 1995                              F-3

Statements of Income for the years ended
         December 31, 1996, 1995 and 1994                                 F-4

Statements of Partners' Equity for the years ended
         December 31, 1996, 1995 and 1994                                 F-5

Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                 F-6

Notes to Financial Statements                                             F-8


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and notes thereto; (2) schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Limited Partners of
Pegasus Aircraft Partners II, L.P.


         We have audited the accompanying financial statements as listed in the index on Page F-1 herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.





New York, New York
March 7, 1997

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                   BALANCE SHEETS - DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                      1996        1995
                                                    --------    --------
                                              (in thousands, except unit data)
Cash and cash equivalents (Note 4)                  $ 12,831    $ 11,955
Restricted cash (Notes 1 and 5)                        2,248       2,104
Rent and other receivables, net (Note 5)                 758       2,557
Aircraft, net (Notes 5, 9 and 12)                     56,177      63,482
Other assets                                              25         701
                                                    --------    --------
    Total Assets                                    $ 72,039    $ 80,799
                                                    ========    ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

    Lease settlement reserve (Note 5)               $  3,000   $     -
    Accounts payable and accrued expenses                 95         148
    Payable to affiliates (Note 7)                       636         893
    Maintenance reserves payable (Notes 1 and 5)       2,248       2,104
    Notes payable (Note 6)                             4,751       6,638
    Deferred income (Note 5)                           3,779       4,672
    Distributions payable to partners                  2,989       2,931
    Interest payable                                       1          46
                                                    --------    --------
       Total Liabilities                              17,499      17,432
                                                    --------    --------

CONTINGENCIES (Notes 5, 6, 10 and 12)

PARTNERS' EQUITY:

    General Partners                                    (904)       (816)
    Limited Partners (7,255,000 units outstanding
    in 1996 and 1995)                                 55,444      64,183
                                                    --------    --------
       Total Partners' Equity                         54,540      63,367
                                                    --------    --------
          Total Liabilities and Partners' Equity    $ 72,039    $ 80,799
                                                    ========    ========




   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                               1996                 1995                      1994
                                            ----------           ----------               ----------
                                                                 (in thousands, except unit data
                                                                        and per unit amounts)
REVENUE:
    Rentals from operating leases           $   15,231           $   14,026               $   15,537
    Interest                                       736                  601                      408
    Other (Note 5)                                 -                    -                         81
                                            ----------           ----------               ----------
                                                15,967               14,627                   16,026
                                            ----------           ----------               ----------


EXPENSES:
    Depreciation and amortization                9,701                9,662                    9,716
    Provision for decline in market
    value of aircraft (Note 5)                     100                  450                    2,600
    Loss in value of securities (Note 5)           155                  -                        -
    Provisions for bad debts                       640                  -                        -
    Management and re-lease fees (Note 7)        1,069                1,162                    1,140
    Interest                                       674                  839                      754
    General and administrative (Note 7)            334                  298                      237
    Direct lease (Note 7)                          396                  197                      166
                                            ----------           ----------               ----------
                                                13,069               12,608                   14,613
                                            ----------           ----------               ----------


NET INCOME                                  $    2,898           $    2,019               $    1,413
                                            ==========           ==========               ==========

NET INCOME ALLOCATED:
    To the General Partners                         29                   20               $       14
    To the Limited Partners                      2,869                1,999                    1,399
                                            ----------           ----------               ----------
                                            $    2,898           $    2,019               $    1,413
                                            ==========           ==========               ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                        $      .40           $      .28               $      .19
                                            ==========           ==========               ==========

WEIGHTED AVERAGE NUMBER OF
    LIMITED PARTNERSHIP
    UNITS OUTSTANDING                        7,255,000            7,255,000                7,255,000
                                            ==========           ==========               ==========



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                    GENERAL    LIMITED
                                    PARTNERS  PARTNERS      TOTAL
                                    --------  --------    ---------
                                            (in thousands)
Balance, December 31, 1993           $(616)   $ 84,001    $ 83,385

    Net income                          14       1,399       1,413

Distribution to partners declared     (117)    (11,608)    (11,725)
                                     -----    --------    --------

Balance, December 31, 1994            (719)     73,792      73,073

    Net income                          20       1,999       2,019

Distributions to partners declared    (117)    (11,608)    (11,725)
                                     -----    --------    --------

Balance, December 31, 1995            (816)     64,183      63,367

    Net income                          29       2,869       2,898

Distributions to partners declared    (117)    (11,608)    (11,725)
                                     -----    --------    --------

Balance, December 31, 1996           $(904)   $ 55,444    $ 54,540
                                     =====    ========    ========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996        1995       1994
                                                             --------    --------    --------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $  2,898    $  2,019    $  1,413
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                         9,701       9,662       9,716
          Provision for maintenance costs and decline
              in market value of aircraft                         100         450       2,600
          Provision for bad debts                                 640
          Maintenance funds received from lessee                  557
          Loss (income) from securities received in
              leasing transaction                                 155         (81)
          Change in assets and liabilities:
              Rent and other receivables                          711         590          34
              Other assets                                         77          56          76
              Accounts payable and accrued expenses               (53)         58          35
              Deferred income                                    (449)      3,733          70
              Payable to affiliates                              (257)        442         355
              Interest payable                                    (45)         (2)          6
                                                             --------    --------    --------
                 Net cash provided by operating activities     13,478      17,565      14,224
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capitalized aircraft costs                                 (2,496)        (26)       (325)
    Lease settlement reserve                                    3,000
    Lease settlement proceeds accounted for under the cost
       recovery method                                          1,565
    Advances to lessees                                          (537)
    Repayment of advances by lessees                              448         422         426
                                                             --------    --------    --------
                 Net cash provided by (used in) investing
                     activities                                   952       1,961        (436)
                                                             --------    --------    --------





   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (continued)


                                                            1996        1995        1994
                                                         --------    --------    --------
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Proceeds from notes payable                          $  4,751    $     -     $     -
    Repayment of notes payable                             (6,638)       (744)       (353)
    Transfers from (to) restricted cash                       385        (140)
    Cash distributions paid to partners                   (11,667)    (11,725)    (11,725)
                                                         --------    --------    --------
                 Net cash used in financing activities    (13,554)    (12,084)    (12,218)
                                                         --------    --------    --------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                               876       7,442       1,570

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                      11,955       4,513       2,943
                                                         --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF
    YEAR                                                 $ 12,831    $ 11,955    $  4,513
                                                         ========    ========    ========

Supplemental schedule of cash flow information:
    Interest paid                                        $    719    $    841    $    748
                                                         ========    ========    ========
Restricted maintenance reserves collected, net of
    maintenance drawdowns                                $    144    $    668    $    788
                                                         ========    ========    ========

NONCASH TRANSACTIONS
Leased aircraft received in lease settlement
    accounted for under the cost recovery method         $     -     $  8,550    $     -

Distributions to partners declared but unpaid            $  2,989    $  2,931    $  2,931

Other assets and deferred income removed from
    the books related to Kiwi bankruptcy                 $    444    $     -     $     -



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996




1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation Pegasus Aircraft Partners II, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft and tax indemnity provisions described below. Actual results could differ from those estimates.

         Cash and Cash Equivalents The Partnership invests funds not immediately required for operations or distributions in temporary investments until such time as the funds are required to meet its obligations. The short term, highly liquid investments are recorded at cost which approximates fair market value. For purposes of the balance sheets and the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Restricted Cash Restricted cash represents maintenance reserves (also described below) collected from Kiwi International Air Lines, Inc. ("Kiwi") with respect to the two aircraft formerly leased to Kiwi. (See also Note 5, "Aircraft
- Kiwi Bankruptcy").

         Aircraft and Depreciation The aircraft are recorded at cost, which includes acquisition costs and the acquisition fee and the financial management advisory fee paid to the General Partners. Depreciation to an estimated salvage value (in general, 10%) is computed using the straight-line method over an estimated economic life of twelve years. Improvements to aircraft are capitalized when incurred and depreciated over the useful life of the improvement. Depreciation is not recorded for aircraft that are off lease. The Partnership evaluates these costs based upon changes in market conditions in accordance with generally accepted accounting principles and accordingly, records a provision for decline in market value of aircraft to recognize loss in the value of an aircraft when the General Partners believe that the recoverability of the Partnership's investment in an aircraft has been impaired. Proceeds received in lease settlements are accounted for under the cost recovery method when based upon third party appraisals and market conditions, there has been a diminution to the carrying value of the aircraft.

         Tax Benefit Transfer Lease The McDonnell Douglas MD-81 aircraft under lease to USAirways Group, Inc. ("US Air"), was purchased subject to a tax benefit transfer lease which provided for the transfer of the investment tax credits and depreciation deductions with respect to

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


the aircraft to a tax lessor. The transfer was accomplished by the sale, for income tax purposes only, of the aircraft to the tax lessor for cash and a note and a leaseback of the aircraft for rental payments which match the payments on the note. Under the terms of the tax benefit transfer lease, the Partnership's required rental payments are contingent upon and may, by agreement, be offset by the lessor's required note payments. Accordingly, no asset or liability for the tax benefit transfer lease has been recorded.

         Maintenance Reserve Funds Two of the Partnership's former leases required the lessee to make monthly payments to maintenance reserve funds administered by the Partnership. These funds are included in restricted cash on the balance sheets.

         Operating Leases The aircraft leases, which are structured principally as triple net leases, are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the related leases.

         Deferred Income Some of the Partnership's operating leases require rental payments to be paid monthly, or quarterly, in advance. Lease revenues not yet earned are deferred and recognized as income when earned.

         The Partnership received stock and rights to warrants of the lessee in connection with two of its leases. The Partnership recorded the securities at their estimated value and previously recognized a portion of such associated income ratably over the respective lease terms. The Partnership stopped recognizing such income in the fourth quarter of 1994 (See Note 5, "Aircraft - Kiwi Bankruptcy").

         Lease settlement payments received in connection with the termination or modification of a lease of an aircraft, the carrying value of which has not been impaired, are recognized ratably over the original lease term in the case of a lease termination and over the modified lease term in connection with a lease modification.

         Income Taxes No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than the Partnership.

         Net Income Per Limited Partnership Unit The net income per limited partnership unit is computed by dividing the net income allocated to the Limited Partners by the weighted average number of Units outstanding during the year.

         Reclassifications Certain reclassifications have been made to the 1995 financial statements to conform to the classifications used in 1996.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



2.       ORGANIZATION OF THE PARTNERSHIP

         The Partnership was formed on April 26, 1989 for the purpose of acquiring, leasing and ultimately selling used commercial aircraft. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly owned subsidiary of PaineWebber Group Inc. (collectively, the "General Partners"). The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership may reinvest the proceeds from sales of aircraft occurring prior to August 21, 1998, provided that the aggregate amount of sales proceeds so reinvested will in no event exceed $60,000,000, and provided further that, prior to any such reinvestment the Partnership distributes to Limited Partners cash in an amount sufficient to pay any federal and state income taxes to be incurred by the Limited Partners as a result of the aircraft sale. Thereafter, the net proceeds of any sales of aircraft will be distributed to the partner.

         Upon formation of the Partnership, the General Partners each contributed $500 to the capital of the Partnership. An additional 7,255,000 units of limited partnership interest ("Units") were then sold at a price of $20 per Unit with the Partnership receiving gross offering proceeds of $145,100,000.

         Title to the aircraft owned by the Partnership is held by non-affiliated trustees of trusts of which the Partnership is the beneficiary or one of two beneficiaries. The purpose of this method of holding title is to satisfy certain registration requirements of the Federal Aviation
Administration. The Partnership's share of the assets of the trusts are recorded herein on a proportional consolidation basis.


3.PARTNERSHIP ALLOCATIONS

         The Partnership Agreement provides that cash flow from operations be distributed on a quarterly basis at the General Partners' discretion, 99% to the Limited Partners and 1% to the General Partners. Cash flow is defined in the Partnership Agreement as including cash receipts from operations and interest income earned, less expenses incurred and paid in connection with the ownership and operation of the aircraft. Depreciation and amortization expenses are not deducted from cash receipts in determining cash flow. Distributable proceeds from sales of aircraft upon liquidation of the Partnership will be distributed in accordance with the partners' capital accounts after all allocations of income and losses.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



         Income and losses generally will be allocated 99% to the Limited Partners and 1% to the General Partners. Upon the sale of aircraft, gain generally will be allocated, first, to the General Partners in an amount equal to the difference between their capital contributions and 1.01% of the aggregate capital contributions of the Limited Partners, and, then, 99% to the Limited Partners, and 1% to the General Partners.


4.       CASH EQUIVALENTS


         The Partnership invests funds not immediately required for operations or distributions in short-term highly liquid investments. The investments are primarily commercial paper issued by large domestic corporations. At December 31, 1996, the Partnership held short-term commercial paper with various maturities as follows:

       Issuer                     Purchase Date     Purchase Price      Par value
       ------                     -------------     --------------      ---------
                                                    (in thousands)     (in thousands)
Fleet Funding Inc.             December 5, 1996        $ 1,986           $ 2,000
Ford Motor Credit Inc.         Various                   4,900             4,925
United Parcel Services, Inc.   December 31, 1996         5,930             5,950
                                                       -------           -------

                                                       $12,816           $12,875
                                                       =======           =======

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



5.       AIRCRAFT

         Rents and other receivables were composed as follows at December 31, 1996 and 1995 (in thousands):


                                              1996      1995
                                            -------    ------
               Rent receivables             $   440    $1,144
               Advances to lessees              879     1,327
               Accrued interest and other        79        86
                                            -------    ------
                                              1,398     2,557
               Allowance for bad debts         (640)       --
                                            -------    ------

               Rent and other receivables   $   758    $2,557
                                            =======    ======


                           Net Investment in Aircraft

         The Partnership's net investment in aircraft as of December 31, 1996 and 1995 consisted of the following (in thousands):

                                                                   1996         1995
                                                                 --------    ---------

                 Aircraft on operating leases                    $ 77,189    $ 114,460
                 Less: Accumulated depreciation                   (39,518)     (45,775)
                       Reserve for decline in market
                         value of aircraft                         (3,339)     (12,246)
                                                                 --------    ---------
                                                                 $ 34,332    $  56,439
                                                                 --------    ---------

               Aircraft held for lease                           $ 68,495    $  28,728
               Less: Accumulated depreciation                     (26,971)     (11,013)
                     Reserve for decline in market value
                       of aircraft                                 (9,007)          --
                     Amounts received, including value of
                       aircraft, in Lease Settlement accounted
                       for under the cost recovery method         (10,115)     (10,115)
                     Reserves for maintenance                        (557)        (557)
                                                                 --------    ---------
                                                                   21,845        7,043
                                                                 --------    ---------
                                                                 $ 56,177    $  63,482
                                                                 ========    =========

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



                            Financial Terms of Leases

         a. Continental Airlines Leases During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental, originally scheduled to expire on May 31, 1997, with rents of $252,000 per month. Continental also had three two-year renewal options, with rent payable during the first two such renewal periods at the lesser of the then fair market rental value or the rental rate during the initial term, and during the third such renewal period at the then fair market rental rate. In addition, the lessee has a right of first refusal to purchase or release the aircraft after the last renewal period on the same terms as those included in any bona fide offer made to the Partnership by a third party. This lease was modified in 1995 as discussed below.

         During September 1989, the Partnership acquired a Boeing 727-200 non-advanced aircraft for a total purchase price of $6,116,000, subject to an operating lease with Continental. This aircraft was returned during Continental's bankruptcy and subsequently leased to Kiwi (see discussion of Kiwi below).

         During August 1990, the Partnership acquired an Airbus Industrie Model A-300-B4-103 ("A-300") aircraft for a total purchase price of $28,070,000, subject to an operating lease with Continental, originally scheduled to expire on December 29, 2000 and with monthly, in advance, rentals of $312,000.

         Continental did not make the monthly rental payments due under the three leases with the Partnership on December 1, 1990 and filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At December 31, 1996, the Partnership had an aircraft modification advance outstanding from Continental totaling $93,000, which is being repaid monthly with interest.

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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



         June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz subsequently defaulted. The Partnership recovered the A-300 aircraft, returned it to FAA registry, and is currently remarketing it. The Partnership estimates that it will spend approximately $2.5 million for a scheduled heavy maintenance check that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance.

         On November 15, 1995, the Partnership reached an agreement with Continental regarding the settlement of its lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 aircraft lease ("DC-10 Restructuring") .

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

         Under the DC-10 Restructuring, the Partnership received approximately $3,100,000, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remain unchanged. During 1996, Continental and the Partnership reached an agreement to extend the lease to June 30, 1998 at a lease rate of $150,000 per month.

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

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


term, in monthly installments with interest at a fixed rate of 9.70%. At December 31, 1996, the balance of the receivable was $295,000. All 1997 repayments of advances have been made by TWA.

         During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1,1998 with rental payments payable monthly, in advance, at the rate of $130,000.

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term in monthly installments with interest at 9.68%. At December 31,1996, the balance of the receivable was $210,000. All 1997 repayments of advances have been made by TWA.

         In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. Under the terms of the TWA Agreement all rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of deferral over an 18-month period which commenced May 1, 1995. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent when due. However, there can be no assurance that it will be able to meet its obligations in the future.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



         In mid-1996, as part of its fleet restructuring, TWA offered to return the L-1011 aircraft it leases from the Partnership. The lease, which provided for monthly rentals of $130,000, was originally scheduled to expire in September 1998. TWA agreed to pay the Partnership $2,846,000, which represents rents due under the remaining term of the lease, discounted at 5% plus $3,000,000 as an economic settlement for noncompliance with certain lease return conditions. The lease was terminated, the aircraft was returned and the amounts aggregating $5,846,000 were received on October 16, 1996. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines. It is likely that the Partnership will lease the engines that were a part of the L-1011 separately and sell the airframe for parts.

         The L-1011 aircraft was originally purchased in 1990 for $ 18,205,000 (including related fees) and had a net book value of approximately $6.1 million unadjusted for the $3,000,000 economic settlement accounted for as a Lease settlement reserve on the balance sheet at December 31, 1996. Additionally, the prepayment for the rents due under the lease ($2,846,000) was accounted for as deferred income and will be recognized ratably over the original lease term.

         c. Aeromexico Leases During July 1992, the Partnership released two McDonnell Douglas DC-9-31 aircraft previously leased to Midway Airlines Inc. to Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The leases are operating leases that originally required quarterly rental payments, in advance, in the amount of $234,000 per aircraft. The terms of the leases expire on July 6, 1997 and July 23, 1997. Aeromexico has the right to renew the leases for up to five consecutive one-year renewal periods for the then fair market rental value.

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

         In October 1994, Aeromexico failed to make the quarterly in advance rental payments for both aircraft. Aeromexico announced it was having financial and operating problems and, in response, made significant management changes and began to develop a revised business plan. Aeromexico agreed to and paid monthly rental payments equal to the monthly equivalent rent ($78,000 per aircraft) beginning November 1994 in return for a four-month standstill agreement ("Standstill Agreement") from lessors and lenders, including the Partnership, not to pursue their

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



rights and remedies with respect to Aeromexico's failure to pay rent and other debt due in October 1994. The Standstill Agreement was extended an additional three months to allow Aeromexico to complete a financial restructuring. Aeromexico made all of its monthly rental payments due, repaid the October 1994 rent with interest and has continued to pay the monthly rent equivalent for each aircraft.

         The Partnership has entered into negotiations with Aeromexico to extend each of the two leases to January 2000 at a slightly lower lease rate. Such extensions are subject to final documentation.

         d. USAir Lease During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. Such interest is included herein on a proportional consolidated basis. The aircraft is subject to an operating lease with USAir, the term of which ends on June 1, 1998. The lease may be terminated after August 1993 subject to the lessee's guarantee that the Partnership will receive contractually defined minimum termination values upon remarketing of the aircraft. Rental payments are payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lease provides for one three-year renewal option, at the same quarterly rental rate. If the lease is not renewed for this first renewal period, the lessee must make a termination payment of $1,113,000 to the Partnership. The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase the aircraft at its fair market value at the end of any renewal term.

         The McDonnell Douglas MD-81 aircraft under lease to USAir was purchased subject to a tax benefit transfer lease ("TBT lease") which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. Under the TBT lease, the Trust, as the owner of the aircraft and the tax lessee under the TBT lease, has agreed to indemnify the tax lessor if certain anticipated tax benefits are lost by the tax lessor as a result of, amount other things, acts or omissions by the Trust, breach of covenants by the Trust under the TBT lease, loss or damage to the aircraft or use of the aircraft outside the United States. The TBT lease requires that a letter of credit be posted to collateralize this obligation. The Partnership is obligated for one-half the annual cost of the letter of credit as well as any calls on the letter of credit.

         The letter of credit has a current face amount of approximately $1.7 million. The letter of credit agreement obligated the Partnership to deposit $35,000 per quarter (beginning on June 1, 1992) as cash collateral to collateralize the Partnership's obligation under the letter of credit agreement. In July 1995, the Partnership consummated an agreement with the issuer of the letter

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



of credit under which the issuer released its interest in substantially of the cash in the cash collateral account.

         Under the operating lease, the lessee, USAir, Inc., has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. It has not posted a letter of credit to collateralize this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of an action by the lessee, the Partnership and Pegasus Aircraft Partners, L.P., through the Trust, will be responsible for the loss to the tax lessor until and if the lessee performs under its indemnification. To date there have been no calls against the letter of credit.

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners, L.P. or the Partnership, and Pegasus Aircraft Partners, L.P. and the Partnerships have agreed to indemnify each other for any loss occasioned by the acts of the other.

         e. Kiwi - Bankruptcy In 1993, the Partnership leased its two Boeing 727-200 aircraft, to Kiwi. The aircraft were originally purchased in 1989 (Non-advanced) and 1990 (Advanced) for purchase prices of $6,261,000 and $10,748,000 respectively (including related fees). The leases are operating leases which require monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced). The terms of the leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1995, the leases were amended and extended to December 31, 1999. Kiwi is also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered by the Partnership. An affiliated partnership and affiliates of the Managing General Partner also own aircraft leased to Kiwi.

         In connection with the delivery of the aircraft the Partnership expended $2,228,000 with respect to the 727 Advanced aircraft, of which $971,000 was capitalized and $1,257,000 represented maintenance costs which were paid out of funds received in a maintenance settlement with the prior lessee. Capitalized improvements of $743,000 were made with respect to the non-advanced aircraft.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



         The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership is subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at approximately $1,000 at December 31, 1996.

         During 1994, the Partnership funded approximately $633,000 of costs related to maintenance of the Kiwi aircraft, including compliance with certain FAA airworthiness directives, $308,000 of which was scheduled to be repaid by Kiwi over a one-year period. In March 1996, Kiwi signed a promissory note ("Bellyskin Note") scheduling the repayment of this amount, with interest from February 1996 at 12% per annum, over eighteen months which began June 1, 1996.

         In August 1996, the Partnership paid $1.9 million to hushkit the non-advanced 727 aircraft. The purchase price was funded out of cash reserves previously generated.

         In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi was also negatively impacted by the market reaction to the ValuJet incident and as a result, did not meet its financial goals. In July 1996, an institutional investor contributed $4,000,000 in return for a convertible note due in March 1997, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The investor had options to invest an additional $6,000,000 in convertible preferred stock which expires in March 1997. Existing shareholders (including directors and employees) were given the opportunity to make additional investments.

         Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments for the advanced aircraft and the July rental and June maintenance reserves with respect to the non-advanced aircraft. Kiwi was also unable to make its September rental and August maintenance payments for each aircraft and was placed in default by the Partnership.

         In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not made any subsequent payments. The Kiwi leases accounted for approximately 11% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $8,100,000 (including the hushkit), net of allowance for decline in market value of aircraft of $100,000 at December 31, 1996 (excluding the cost of the heavy maintenance check being completed at December 31, 1996 prior to delivery to a new lessee discussed below). Additionally the unpaid balance of the Bellyskin

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



Note, plus interest was $290,000 at December 31, 1996. The Partnership currently holds maintenance deposits aggregating approximately $2.2 million, which the Partnership believes will not be sufficient to complete work required on the aircraft and the related engines to meet lease return conditions. On October 15, 1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. Kiwi filed a motion to reject both leases as of on November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $640,000 in respect of amounts due at December 31, 1996. The Partnership recovered the aircraft in late 1996.

         f. Falcon Air Express, Inc. In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon") a charter airline with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, of which $583,000 had been expended as of December 31, 1996 and $700,000 was paid or payable prior to delivery. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft. The aircraft was delivered to Falcon in March 1997.

                                                Significant Lessees

         The Partnership leased its aircraft to five different airlines during 1996. Revenues from airlines which accounted for greater than 10% of the Partnership's total rental revenue during 1996, 1995 and 1994 are as follows:


               Airlines                                   Percentage of Rental Revenue
                                                         -----------------------------
                                                         1996(1)      1995       1994
               Continental Airlines, Inc.*                44.4%       32.8%      43.6%
               Trans World Airlines, Inc.                 24.7        27.0       24.3
               Aerovias de Mexico S.A. de C.V             12.3        13.3       12.0
               Kiwi International Air Lines, Inc.         10.6        14.6       12.3

              * Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

              (1) Such percentage includes amounts earned from Kiwi leases for which an allowance for bad debt was provided.

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $1,872,000, $2,376,000 and $1,872,000 in 1996, 1995 and 1994
respectively.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 1996 (in thousands):

            Year                             Amount
            ----                             ------
           1997                              $ 9,770
           1998                                6,609
           1999                                3,859
           2000                                3,434
           2001                                2,828
           Thereafter                          6,290
                                             -------
               Total                         $32,790
                                             =======

         The above schedule of future minimum rental income does not include rental income which would result from the renewal of existing leases or the re-leasing of the aircraft, except for the initial three-year renewal period for the McDonnell Douglas MD-81 aircraft under lease to US Air. This renewal representing $3,644,000 is included since USAir must make a significant termination payment if the renewal is not exercised. Additionally, the above schedule does not include the rent associated with the lease of the 727-200 Non-advanced aircraft which was delivered in March 1997 and which will generate annual rents of $1.1 million for five years. Finally, the schedule does not include the lease of the 727 Advanced aircraft which is undergoing a cargo conversion and which was scheduled for delivery in the second quarter of 1997 and which is scheduled to generate annual rents (subject to increase upon completion of hushkitting) of $1.26 million for eight years.

         The Partnership operates in one industry, the leasing of used aircraft to commercial airlines.

6.       NOTES PAYABLE

         At December 31, 1995, the Partnership had outstanding borrowings of $6,638,000 under two separate loan facilities. The Partnership's first loan facility had outstanding borrowings of $6,109,000 collateralized by three of the Partnership's aircraft and the Partnership's second loan facility had outstanding borrowings of $529,000 at December 31, 1995 collateralized by two of the Partnership's aircraft.

         In December 1996, the Partnership established a new $10,000,000 loan facility with an unaffiliated third party lender. The loan commitment is for a period of 36 months, terminating December 31, 1999, at which time outstanding principal is due. The loan provides for interest at

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



a rate of 1% over the lender's prime rate of interest (9.25% at December 31, 1996) and is payable monthly. The Partnership must maintain a minimum balance outstanding of $4,000,000 during the loan commitment period. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA and the two 727-200 Advanced aircraft leased to Continental. The Partnership utilized $4,751,000 to pay off the prior two facilities.



7.       TRANSACTIONS WITH AFFILIATES

         Management Fees    The General Partners are entitled to a quarterly
subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 1996, 1995 and 1994, the General Partners earned base management fees of $219,000, $230,000 and $229,000, respectively.

         The General Partners also are entitled to a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 1996, 1995 and 1994, the General Partners earned incentive management fees of $598,000, $645,000 and $647,000, respectively.

         Re-lease Fee    The General Partners are entitled to a quarterly
subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 1996, 1995 and 1994, the General Partners earned re-lease fees of $252,000, $287,000 and $264,000, respectively.

         Beginning January 1, 1995 and for the year ended December 31, 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees which aggregated $445,000. As part of the Class action settlement (discussed in Note 10, "Litigation"), these fees as well as 1996 and all future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of the class action members.

         Accountable Expenses    The General Partners are entitled to
reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



administration and management of the Partnership. Such reimbursable expenses amounted to $75,000 in each of the years ended December 31, 1996, 1995 and 1994, all of which was paid to the Administrative General Partner.

         Other In 1995, the Partnership purchased certain equipment and parts relating to the integration of the A-300 aircraft to Akdeniz (see Footnote 9) from a company owned by the three directors of the Managing General Partner in the amount of $89,000. Such amount was recovered from Continental and Akdeniz. No such amounts were incurred in 1994. During 1996, the Partnership paid $554,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. The Partnership also paid $134,000 for aircraft parts to the company owned by the three directors of the Managing General Partner. At December 31, 1996, an engine owned by the Partnership was as part of an aircraft leased by an affiliated Partnership. Under the terms of the lease, the Partnership is entitled to $15,000 per month plus maintenance reserves based upon flight hours. It is anticipated that the engine will be returned to the Partnership in early April-May 1997. At December 31, 1996, the Partnership had established a receivable of $15,000 with respect to the engine.


8.       RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes (in thousands):

                                                           1996        1995       1994
                                                         -------    --------    -------
Net income per financial statements                      $ 2,898    $  2,019    $ 1,413
Increase (decrease) resulting from:
    Depreciation                                          (3,381)     (3,286)    (2,820)
    TBT interest income less
      TBT rental expense                                    (742)       (590)      (471)
    Reserves for maintenance costs, net of maintenance
      expense and decline in market value of aircraft        244       1,810      3,388
    Maintenance reserve payable                            3,000         -          -
    Deferred rental income                                  (449)      3,733       (310)
    Provisions for bad debts                                 640         -          -
    Loss on value of stock                                   155         -          -
    Lease settlement payment, including lease aircraft
      received accounted for under the cost
      recovery method                                        -        10,115        -
    Other                                                   (161)        187         53
                                                         -------    --------    -------
Taxable income per federal income tax return             $ 2,204    $ 13,988    $ 1,253
                                                         -------    --------    -------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



         The following is a reconciliation of the amount of the Partnership's total Partnership equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):


                                                       1996       1995       1994
                                                    --------    --------    --------
Total Partnership equity per financial statements   $ 54,540    $ 63,367    $ 73,073
Increase (decrease) resulting from:
   Commission and expenses paid
     in connection with the sale of limited
     partnership units                                16,295      16,295      16,295
   Distributions payable to partners                   2,989       2,931       2,931
   Reserves for maintenance costs and decline in
     market value of aircraft                         18,286      15,042      13,232
   Deferred income                                     3,733       4,672         939
   Accumulated depreciation                          (34,165)    (30,784)    (27,498)
   TBT interest income less TBT rental expense        (2,949)     (2,207)     (1,617)
   Lease settlement payment, including lease
     aircraft received accounted for under the
     cost recovery method                             10,115      10,115         -
   Allowance for bad debts                               640         -           -
   Securities received in leasing transaction            599         -           -
   Other                                                 254         368         181
                                                    --------    --------    --------
Tax bases of net assets                             $ 70,337    $ 79,799    $ 77,536
                                                    --------    --------    --------

9.       LESSEE DEFAULT

         In June 1995, the Partnership completed the negotiation of a lease with Akdeniz Air Mediterranean, Inc. ("Akdeniz"), a start-up foreign charter carrier based in Turkey, regarding the lease of the A-300 aircraft previously leased to Continental. The lease was for a scheduled term of approximately four years, with two one-year renewal options and required rentals payable monthly in advance, maintenance reserves based upon utilization of the aircraft and a security deposit of $200,000. The lease rate averaged approximately $117,000 per month over the term of the lease which was significantly less than the original scheduled lease rate paid by Continental with respect to the lease. The aircraft was removed from the Federal Aviation Administration ("FAA") registry and placed on the Turkish Ministry of Transportation registry. Akdeniz did not pay the monthly, in advance, rental payment due on September 10, 1995 and October 10, 1995 and had made a pro-rated payment for June 1995. Further, they did not fund any maintenance reserves as required under the lease which aggregated $510,000. The Partnership placed Akdeniz in default and after a series of negotiations obtained a judgment in the Turkish Courts, moved to de-register the aircraft in Turkey and re-register the A-300 with the FAA, and repossessed the aircraft. The Partnership collected $175,000 through subsequent collection efforts, which were applied against rents receivable. Akdeniz has ceased operations.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


The Partnership applied the security deposit against the remaining unpaid 1995 rents as well as certain integration costs, repossession costs and legal expenses.


10.      LITIGATION

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PainneWebber Incorporated and Paine Webber Group, Inc. (together, "PainneWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re:
PainneWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendents, including Air Transport Leasing, Inc., an affiliate of PainneWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in Pegasus Aircraft Partners II, L.P., PaineWebber and the Administrative General Partners (I) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement PaineWebber agreed to pay $125 million and additional consideration to class members.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc., et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions, and challenged the proposed settlement of these cases. Their objections were overruled when the District Court approved the class action settlement with respect to the New York Limited Partnership Actions. The Illinois case has been dismissed.

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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



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

         In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated. et al. was filed in California Superior Court and Barstad v. Paine Webber Incorporated. et al. was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above actions. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payables in connection with the New York Limited Partnership Actions. The General Partners do not believe that the settlement of the Abbate, Bandrowski and Barstad actions will have a material effect on the Partnership's financial statements, taken as a whole.

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy Court's authority to use certain maintenance reserves ($2.2 million) collected from Kiwi. The parties are in settlement discussions with a hearing date scheduled for June 1997. The Partnership is also involved in a litigation with the Kiwi bankruptcy with the company that acted as Kiwi's manager regarding each party's compliance with a settlement agreement into facilitate the recovery of the aircraft.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported in the balance sheet. Where quoted market prices are available the values are based on estimates using present value or other valuation techniques. The results are significantly affected by the assumptions used including the discount rate and estimates of future case flows. In addition, because SFAS No. 107 excludes certain assets such as leased aircraft owned by the Partnership, the aggregate fair value amounts discussed below do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

         The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below.

         Cash equivalents. For cash equivalents, carrying value approximates fair value due to its short-term nature.

         Rents and other receivables. For rents and other receivables, carrying value approximates fair value due to its short-term nature.

         Notes payable. For notes payable, carrying value approximates fair value based upon current rates offered for note of the same remaining maturities.

         Accounts payable and accrued expenses, payable to affiliates, and accrued interest payable. For accounts payable, accrued expenses, payable to affiliates and accrued interest payable, carrying value approximates fair value due to its short-term nature.

12.       SUBSEQUENT EVENT

          In January 1997, the Partnership entered into a lease agreement with Capital Cargo International Airlines, Inc. ("Capital"), a start-up freight carrier, with respect to the 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to convert the aircraft to a freighter at its own expense, which is estimated to cost $1.5 million. The lease is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The lease requires the Partnership to hushkit the aircraft during its 1999 C check visit at its own expense (approximately $3 million) at which time the lease rate increases to $139,000 per month. The lease requires Capital to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital provided a security deposit of $50,000 and is obligated to add $17,000 per month to the security deposit during the lease term until the deposit totals $220,000.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes or disagreements with accountants with respect to accounting or financial disclosure issues during 1996, 1995 and 1994.


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                     Pegasus Aircraft Management Corporation

                Name                                      Positions Held
                ----                                      --------------
         Richard S. Wiley                   President and Chairman of the Board
         Richard W. Doust                   Executive Vice President, Assistant Secretary and
                                            Director
         Gregory Harding-Brown              Executive Vice President, Assistant Secretary,
                                            Treasurer and Director
         Carol L. Chase                     Senior Vice President, General Counsel and Secretary


         Richard S. Wiley, age 43, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation, which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.


Richard W. Doust, age 53, is an Executive Vice President, Assistant Secretary and Director of the Managing General Partner and Pegasus Capital Corporation. He is also a co-founder of Cirrus Capital Corporation of Florida ("CCCF") and Cirrus Capital Corporation ("Cirrus"), both of which were formed in October 1989 to engage in aircraft and other financing activities. Under dual capacity as President of Cirrus and Vice President of CCCF, Mr. Doust was responsible, along with Mr. Harding-Brown (below), for the day-to-day operations for these companies including origination, finance and aircraft sales transactions totaling $225,000,000 involving DC-10s, MD-80s, 737-300s, 727s and other aircraft. Mr. Doust has 31 years of varied experience within the aviation and finance industries dating back to 1966. Prior to forming Cirrus, Mr. Doust was with Security Pacific Leasing Corporation from 1983 to 1989 as head of the Aviation Division. In that position, he purchased and sold all aircraft types. From December 1978 to 1982, Mr. Doust was director of aircraft marketing and air agreements for World Airways. Mr. Doust holds an MBA from Golden Gate University
(1982) in International Business (finance) and a BA from the University of San Francisco (1966). He has a Commercial Pilots License, and has been awarded the Air Medal with Bronze Star and Distinguished Flying Cross by the U.S. Government. He also holds both Series 7 and Series 24 licenses as a registered principal with Pegasus Securities Corporation, an NASD member firm.

         Gregory Harding-Brown, age 41, is an Executive Vice President, Assistant Secretary, Treasurer and Director of the Managing General Partner and Pegasus Capital Corporation. He is a co-founder of Cirrus Capital Corporation of Florida ("CCCF") and Cirrus Capital Corporation ("Cirrus"), both of which were formed in October 1989 to engage in aircraft and other financing activities. Under dual capacity as Executive Vice President of Cirrus and Vice President of CCCF, Mr. Harding-Brown was responsible, along with Mr. Doust (above), for the day-to-day operations for these companies including origination, finance, equity sales and lease analysis transactions totaling $225,000,000. Prior to forming Cirrus, Mr. Harding-Brown was with Security Pacific Leasing Corporation from 1983 to 1989. He was responsible for more than $450 million in financing on all types of aircraft and transportation equipment. From 1980 to 1983, he held various positions with financial service companies. Mr. Harding-Brown holds a BA from the University of California at Berkeley in Political Economy of Industrial Societies (International Economics). He also holds both Series 7 and Series 24 licenses as a registered principal with Pegasus Securities Corporation, an NASD member firm.

         Carol L. Chase, Esq., age 44, is a Senior Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

                           Air Transport Leasing, Inc.

                Name                                      Positions Held
                ----                                      --------------
         Gerald F. Goertz, Jr.           Chairman of the Board
         Clifford B. Wattley             President and Director
         Stephen R. Dyer                 Vice President, Assistant Secretary and Director
         Joseph P. Ciavarella            Vice President, Secretary, Treasurer and
                                          Chief Financial and Accounting Officer

         Gerald F. Goertz, Jr., age 39, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Clifford B. Wattley, age 47, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 37, is a Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Co. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 41, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber Incorporated in May 1994 as a Corporate Vice President. Prior to joining PaineWebber Incorporated, he was affiliated with Aviation Capital Group in the area of aircraft finance. He was associated with Integrated Resources, Inc. from 1983 to 1993 as a first vice president as well as a divisional senior vice-president and chief financial officer of the equipment leasing, aircraft finance and venture capital areas. He has a Bachelor of Business Administration degree in Accounting from Hofstra University and is a Certified Public Accountant.

Item 11.   Executive Compensation

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1996.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

                  (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, ATL Inc., an affiliate of the Administrative General Partner owns approximately 112,916 Units as the result of legal settlements with various limited partners.

                          The names and addresses of the General Partners are as follows:

                            Managing General Partner:

                                Pegasus Aircraft Management Corporation
                                Four Embarcadero Center, 35th Floor
                                San Francisco, CA 94111

                            Administrative General Partner:

                                Air Transport Leasing, Inc.
                                1200 Harbor Boulevard, 5th Floor
                                Weehawken, NJ  07087

                           The General Partners, collectively, have a 1% interest in each item of the Partnership's income, gains, losses, deductions, credits and distributions.

                  (b) The following table sets forth the number of Units beneficially owned by directors of the General Partners and by all directors and officers of such corporations as a group as of March 1, 1997.

                                                   Amount and Nature             Percent
                Name                           Of Beneficial Ownership          of Class
                ----                           -----------------------          --------
     Pegasus Aircraft Management
     Corporation
     ---------------------------
         Richard S. Wiley                             29,501                       *
         Richard W. Doust                             27,874                       *
         Gregory Harding-Brown                        16,751                       *

     Air Transport Leasing, Inc.
     ---------------------------
         None

     All directors and officers                       75,426                     1.04%
     as a group (4 persons)

     *Less than 1% of class.

        (c) The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

Item 13.   Certain Relationships and Related Transactions

         The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Partnership. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1996.

         Base Management Fee    The General Partners receive a quarterly
subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During 1996, the General Partners earned base management fees of $219,000.

         Incentive Management Fee    The General Partners receive a quarterly
subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned incentive management fees of $598,000 during 1996.

Re-lease Fee    The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned re-lease fees of $252,000 during 1996.

         Beginning January 1, 1995 and for the year ended December 31, 1995, the Administrative General Partner deferred the receipt of management fees and re-lease fees which aggregated $445,000. As part of the Class action settlement (discussed in Item 8, Financial statements, Footnote 10, "Litigation") these fees as well as 1996 and all future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of the class action members.

         Accountable Expenses    The General Partners are entitled to
reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $75,000 during 1996, all of which was paid or accrued to the Administrative General Partner.

         Other In 1995, the Partnership purchased certain equipment and parts relating to the integration of the A-300 aircraft to Akdeniz (see Footnote 9) from a company owned by the three directors of the Managing General Partner in the amount of $89,000. Such amount was recovered from Continental and Akdeniz. No such amounts were incurred in 1994. During 1996, the Partnership paid $554,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. The Partnership also paid $134,000 for aircraft parts to the company owned by the three directors of the Managing General Partner. At December 31, 1996, an engine owned by the Partnership was as part of an aircraft leased by an affiliated Partnership. Under the terms of the lease, the Partnership is entitled to $15,000 per month plus maintenance reserves based upon flight hours. It is anticipated that the engine will be returned to the Partnership in early April-May 1997. At December 31, 1996, the Partnership had established a receivable of $15,000 with respect to the engine.

         Partnership Interest    The General Partners received or were entitled
to receive distributions of $117,000 as their allocable share of distributable cash flow for 1996. In addition, $22,000 of the Partnership's net income for 1996 was allocated to the General Partners.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)    The following documents are filed as part of this Report:

                  1.  Financial Statements:  (Incorporated by reference to
                      Item 8 of this Report, "Financial Statements and Supplementary Data").

           (b) During the quarter ended December 31, 1996, the Partnership filed a Form 8-K dated September 30, 1996 reporting the bankruptcy of Kiwi International Air Lines, Inc., a significant lessee and the early lease termination and return of the L-1011 aircraft by TWA. The Partnership also filed a Form 8-K dated November 22, 1996 reporting the net asset value per unit at September 30, 1996 and the Partnership's Safe Harbor policy regarding sales of units.

           (c)    Exhibits required to be filed.

      3.1  (a)    Amended and Restated Limited Partnership Agreement dated April
                  27, 1989, as amended and restated July 11, 1989. Filed as
                  Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (b) Amendment, dated as of December 26, 1990, to the Amended and Restated Limited Partnership Agreement dated July 11, 1989. Filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated December 26, 1990.*

           (c) Amendment, dated as of March 31, 1992, to the Amended and Restated Limited Partnership Agreement dated July 11, 1989. Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated April 16, 1992.*

     10.1  (a)    Agreement pursuant to Selection 168(f)(8) of the Internal
                  Revenue Code of 1954, as amended, between Pacific Southwest
                  Airlines and General Mills, Inc. Filed as Exhibit 19.3(c) to the Quarterly Report on Form 10-Q for the quarter ended March
                  31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File
                  No. 33-22986).*

           (b) Participation Agreement, dated September 21, 1989, among Pegasus Aircraft Partners, L.P., a Delaware limited partnership ("Pegasus Aircraft Partners"), First Security Bank of Utah, National Association (the "Owner Trustee"), Concord Asset Management, Inc., a Delaware corporation ("CAMI"), and the Registrant. Filed as Exhibit 19.2(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (c) Amended and Restated Reimbursement Agreement, dated September 21, 1989 between Pegasus Aircraft Partners and CAMI. Filed as
                  Exhibit 19.2(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (d) Reimbursement Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit 19.2(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (e) Amended and Restated Security Agreement, dated September 21, 1989 between Pegasus Aircraft Partners and CAMI. Filed as
                  Exhibit 19.2(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (f) Security Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit 19.2(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (g) Security Agreement, dated September 21, 1989, between the Registrant and Pegasus Aircraft Partners. Filed as Exhibit 19.2(j) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (h) Security Agreement, dated September 21, 1989, between Pegasus Aircraft Partners and the Registrant. Filed as Exhibit 19.2(k) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (i) Trust Agreement 814, dated as of March 10, 1989, among Pegasus Capital Corporation, a California corporation ("PCC") as Beneficiary, Pegasus Aircraft Partners as Beneficiary, and the Owner Trustee. Filed as Exhibit 19.3(i) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File No. 33-22986).*

           (j) First Amendment to Trust Agreement 814, dated September 21, 1989, among Pegasus Aircraft Partners as Beneficiary, the Registrant as Beneficiary, and the Owner Trustee. Filed as
                  Exhibit 19.2(m) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (k) Amended and Restated Lease No. 1, dated October 14, 1988, between PS Group, Inc. and USAir, Inc. Filed as Exhibit 10.2.9 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

           (l) Assumption Agreement, dated March 22, 1989, among PCC, the Buyer, CAMI and Pegasus Aircraft Partners. Filed as Exhibit No. 19.3(e) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File No. 33-22986).*

           (m) Letter of Credit Agreement, dated as of April 30, 1992, between First Security Bank of Utah as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

           (n) Assumption Agreement, dated April 30, 1992, among Pegasus Aircraft Partners, L.P. and Pegasus Aircraft Partners II, L.P. as Obligors and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

           (o) Security Agreement and Assignment of Lease, dated as of April 30, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

           (p) Assignment of Collateral, dated as of April 30, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

     10.2  (a)    Trust Agreement 047, dated as of April 12, 1989, between PCC as Beneficiary, and First Security Bank of Utah, National
                  Association as Owner Trustee. Filed as Exhibit 19.3(b) to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (b) Lease Agreement 047, dated as of April 12, 1989, between Owner Trustee and Continental Airlines, Inc. Filed as Exhibit 19.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (c) Amendment No. 1 to Lease Agreement 047, dated September 21, 1989. Filed as Exhibit 10.3(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.*

           (d) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

           (e) Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

           (f) Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.2(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

           (g) Amendment No. 2 to Lease Agreement 047 between First Security Bank of Utah, N.A. as Lesser and Continental Micronesia as Lessee dated March 15, 1995.

     10.3  (a)    Trust Agreement 32719 between the Registrant and First
                  Security Bank of Utah, National Association as Owner Trustee.
                  Filed as Exhibit 19.4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (b) Aircraft Lease Agreement, dated as of February 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as
                  Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

           (c) Lease Supplement No. 1, dated March 5, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

           (d) Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N32719.*

     10.4  (a)    Trust Agreement 909, dated as of May 25, 1989, between PCC as
                  Beneficiary and First Security Bank of Utah, National
                  Association as Owner Trustee. Filed as Exhibit 10.5(b) to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1989.*

           (b) Lease Agreement, dated as of October 1, 1983, between DC-9T-II as Lessor and Trans World Airlines, Inc. ("TWA") as Lessee. Filed as Exhibit 10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

           (c) Lease Supplement No. 1 dated, October 13, 1983, between TWA and DC-9T-II. Filed with Lease Agreement as Exhibit 10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

           (d) Amendment No. 1, dated as of May 1, 1991, to Lease dated as of October 1, 1983, each between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Trans World Airlines, Inc. as Lessee. Filed as Exhibit 19.1(a) to the

                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

           (e) Provisional Amendment, dated as of March 31, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.3(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

           (f) Amendment No. 2, dated as of April 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

           (g) Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

           (h) Amendment No. 3 dated January 16, 1995 between First Security Trust of Utah as Lessor Owner Trustee and TWA as lessee with respect to the lease of one Lockheed L-1011 aircraft, U.S. Registration No. N41016.*

           (i) Amendment No. 3 dated as of January 16, 1995 between Meridian Trust Company as Lessor Owner Trustee and TWA as lessee with respect to the lease of one McDonnell Douglas MD-82 aircraft, U.S. Registration No. 909TW.*

     10.5  (a)    Lease Agreement, dated as of December 30, 1981, between First
                  Security Bank of Utah, National Association as Lessor and TWA as Lessee. Filed as Exhibit 10.2.3 to Form S-1 Registration
                  Statement dated July 3, 1989 (Commission File No. 33-28359).*

           (b) Trust Agreement, dated as of December 30, 1981, between BWL as Owner Participant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.6(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.*

           (c) Amendment No. 1, dated as of May 1, 1991, to Lease dated as of December 30, 1981, each between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Trans

                  World Airlines, Inc. as Lessee. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

           (d) Provisional Amendment, dated as of March 31, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

           (e) Amendment No. 2, dated as of April 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

           (f) Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

     10.6  (a)    Trust Agreement 935, dated as of April 2, 1990, between
                  Registrant as Beneficiary and First Security Bank of Utah,
                  National Association, as Owner Trustee. Filed as Exhibit
                  19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.*

           (b) Aircraft Lease Agreement, dated as of June 1, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Aerovias de Mexico, S.A. de C.V. as Lessee, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N935ML. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

           (c) Estoppel and Acceptance Certificate, dated July 1, 1992, executed by Aerovias de Mexico, S.A. de C.V. as Lessee under Aircraft Lease Agreement, dated as of June 1, 1992, between Aerovias de Mexico, S.A. de C.V. and First Security Bank of Utah, National Association as Owner Trustee and Lessor, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N935ML. Filed as Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

     10.7  (a)    Trust Agreement 936, dated as of May 9, 1990, between
                  Registrant as Beneficiary and First Security Bank of Utah,
                  National Association, as Owner Trustee. Filed as Exhibit
                  19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.*

           (b) Aircraft Lease Agreement, dated as of June 1, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Aerovias de Mexico, S.A. de C.V. as Lessee, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

           (c) Estoppel and Acceptance Certificate, dated July 20, 1992, executed by Aerovias de Mexico, S.A. de C.V. as Lessee under Aircraft Lease Agreement, dated as of June 1, 1992, between Aerovias de Mexico, S.A. de C.V. and First Security Bank of Utah, National Association as Owner Trustee and Lessor, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

     10.7  (d)    Standstill Agreement dated December 13, 1994, between Aerovias de Mexico SA de CV and First Security Bank of Utah National
                  Association as Owner Trustee of two DC-9-31 Aircraft, US
                  Registration N936ML and N937ML.*

     10.7  (e)    Standstill Extension and Amendment dated as of February 28,
                  1995 between Aerovias de Mexico SA de CV and First Security
                  Bank of Utah National Association as Owner Trustee of two
                  DC-9-31 Aircraft, US Registration N936ML and N937ML.*

     10.8  (a)    Trust Agreement 16982, dated as of August 22, 1990, between
                  Registrant as Beneficiary and First Security Bank of Utah,
                  National Association as Owner Trustee. Filed as Exhibit
                  19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.*

           (b) Lease Agreement 212, dated as of December 15, 1988, between Wilmington Trust Company as Owner Trustee and Lessor and Continental Airlines, Inc. as Lessee. Filed as Exhibit 10.2.5 toForm S-1 Registration Statement dated July 3, 1989, (Commission File No. 33-28359).*

           (c) Amendment No. 1, dated as of May 26, 1989, to Lease Agreement 212, between Wilmington Trust Company as Owner Trustee and

                  Lessor and Continental Airlines, Inc. as Lessee. Filed as
                  Exhibit 10.2.5 to Form S-1 Registration Statement dated July 3, 1989, (Commission File No. 33-28359).*

           (d) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

           (e) Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

             (f) Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.8(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

              (g) Lease Termination Agreement dated November 15, 1995 between and among Continental Airlines, Inc., First Security Bank of Utah, N.A., Pegasus Aircraft Management, Inc. and Air Transport Leasing, Inc.*

             (h) Supplement to Lease Termination Agreement between and among Continental Airlines, Inc., First Security Bank of Utah, N.A., Pegasus Aircraft Management, Inc. and Air Transport Leasing, Inc.*

     10.9         Prospectus of Registrant, dated as of July 11, 1989.  Filed as
                  Exhibit 2 of the Registrant's Form 8-K filed for the Event occurring on September 20, 1989.*

     10.10  (a)   Loan Agreement, dated June 10, 1992, between Pegasus Aircraft
                  Partners II, L.P. and Philadelphia National Bank,
                  Incorporated, as CoreStates Bank, N.A. Filed as Exhibit
                  10.3(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

           (b) Promissory Note, dated June 10, 1992, made by Pegasus Aircraft Partners II, L.P. in favor of Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

           (c) Assignment of Collateral, dated as of June 10, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

           (d) Security Agreement and Assignment of Lease, dated as of June 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

       10.11(a) Secured Loan Agreement, dated September 10, 1992, among Greyhound Financial Corporation, as Lender and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. as Co-Borrowers. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

           (b) Promissory Note, dated September 10, 1992, made by First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. in favor of Greyhound Financial Corporation. Filed as Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

           (c) Beneficial Interest Security Agreement, dated as of September 10, 1992, between Pegasus Aircraft Partners II, L.P. and Greyhound Financial Corporation. Filed as Exhibit 10.1(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

           (d) Continuing Guaranty and Subordination Agreement, dated September 10, 1992, between Greyhound Financial Corporation and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. Filed as
                  Exhibit 10.1(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

           (e) Negative Pledge Agreement, dated as of September 10, 1992, by and among Greyhound Financial Corporation and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iv) Trust Agreement 16982 between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. Filed as Exhibit 10.1(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

            (f) First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

            (g) First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

            (h) First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

     10.12(a) Trust Agreement 357, dated as of February 15, 1993, between Registrant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.2(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

            (b) Aircraft Lease Agreement, dated as of March 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as
                  Exhibit 10.2(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

            (c) Lease Supplement No. 1, dated May 24, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

            (d) Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N357KP.*

     10.13  (a)   Aircraft lease of 727-200 Advanced Airraft N16784 (formerly
                  N516PE) as of September 25, 1984 by Seventh HFC Leasing
                  Corporation as Lessor and People Express Airlines, Inc. as
                  Lessee.*

            (b) Amendment No. 1 to lease of 727-200 Advanced Aircraft N16784 dated November 15, 1995 between Continental Airlines, Inc. as Lessee and First Security Bank of Utah as Owner Trustee of a trust in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.*

     10.14  (a)   Aircraft lease of 727-200 advanced Aircraft N77780
                  (formerly N512PE) as of August 23, 1984 by Mellon Financial
                  Services Corporation #3 as Lessor and People Express as
                  Lessee.*

            (b) Amendment No. 1 to lease of 727-200 Advanced Aircraft N77780 dated November 21, 1995 between Continental Airlines, Inc. as Lessee and First Security Bank of Utah as Owner Trustee of a trust in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.*

     10.15  (a)   Promissory note issued in favor of Pegasus Aircraft Partners
                  II, L.P. with face amount of $307,166 dated March 16, 1996 from Kiwi International Airlines Inc.*

     10.16(a) Loan and Security Agreement dated December 23, 1996 between Provident Bank, N.A. and First Security Bank National Association, as Owner Trustee of trusts in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.*

     11           Partnership Policy for Requests for Partner Lists.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Dated:  March 31, 1997

                                       Pegasus Aircraft Partners II, L.P.
                                       (Registrant)

                                       By: Air Transport Leasing, Inc.
                                           Administrative General Partner

                                           By: /s/ Clifford B. Wattley
                                               -------------------------------
                                               Clifford B. Wattley
                                               President and Director

                                           By: /s/Joseph P. Ciavarella
                                               -------------------------------
                                               Joseph P. Ciavarella
                                               Vice President, Treasurer,
                                               Secretary and Chief Financial
                                               and Accounting Officer

                                       By: Pegasus Aircraft Management
                                           Corporation Managing General Partner

                                           By: /s/ Richard S. Wiley
                                               -------------------------------
                                               Richard S. Wiley
                                               President and Chairman
                                               of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March ___, 1996.

Signature                             Title


/s/ Richard S. Wiley                  President and Chairman of
-------------------------------       the Board of Pegasus Aircraft
Richard S. Wiley                      Management Corporation

/s/ Richard W. Doust                  Executive Vice President,
-------------------------------       Assistant Secretary, Treasurer
Richard W. Doust                      and Director of Pegasus Aircraft
                                      Management Corporation

/s/ Gregory Harding-Brown             Executive Vice President,
-------------------------------       Assistant Secretary, Treasurer
Gregory Harding-Brown                 and Director of Pegasus Aircraft
                                      Management Corporation


/s/ Gerald F. Goertz, Jr.             Chairman of the Board of
-------------------------------       Air Transport Leasing, Inc.
Gerald F. Goertz, Jr.

/s/ Clifford B. Wattley               President and Director of
-------------------------------       Air Transport Leasing, Inc.
Clifford B. Wattley


/s/ Stephen R. Dyer                  President, Assistant
-------------------------------      Secretary and Director of
Stephen R. Dyer                      Air Transport Leasing, Inc.

                             PARTNERSHIP INFORMATION


PEGASUS AIRCRAFT PARTNERS II, L.P.
2424 South 130th Circle
Omaha, Nebraska  68144-2596
(800) 234-7342


GENERAL PARTNERS
Pegasus Aircraft Management Corporation
Air Transport Leasing, Inc.


AUDITORS
Coopers & Lybrand L.L.P.
New York, New York


LEGAL COUNSEL
Derenthal & Dannhauser
San Francisco, California


TRANSFER AGENT
Service Data Corporation
Omaha, Nebraska


A Copy of the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be furnished without charge to Limited Partners upon request.

                                EXHIBIT INDEX
                                -------------

  Exhibit No.                           Description
  -----------                           -----------

    10.2(g) Amendment No. 2 to Lease Agreement 047 between First Security Bank of Utah, N.A. as Lesser and Continental Micronesia as Lessee dated March 15, 1995.

    11            Partnership Policy for Requests for Partner Lists.

    27            Financial Data Schedule