Form 10-K/A
period 1996-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 1997-05-07
CIK 849870

                                 FORM 10-K/A

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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996        1995       1994
                                                             --------    --------    --------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $  2,898    $  2,019    $  1,413
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                         9,701       9,662       9,716
          Provision for maintenance costs and decline
              in market value of aircraft                         100         450       2,600
          Provision for bad debts                                 640          -          -
          Maintenance funds received from lessee                   -          557         -
          Loss (income) from securities received in
              leasing transaction                                 155          -          (81)
          Change in assets and liabilities:
              Rent and other receivables                          711         590          34
              Other assets                                         77          56          76
              Accounts payable and accrued expenses               (53)         58          35
              Deferred income                                    (449)      3,733          70
              Payable to affiliates                              (257)        442         355
              Interest payable                                    (45)         (2)          6
                                                             --------    --------    --------
                 Net cash provided by operating activities     13,478      17,565      14,224
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capitalized aircraft costs                                 (2,496)        (26)       (325)
    Lease settlement reserve                                    3,000          -           -
    Lease settlement proceeds accounted for under the cost
       recovery method                                            -         1,565          -
    Advances to lessees                                           -            -         (537)
    Repayment of advances by lessees                              448         422         426
                                                             --------    --------    --------
                 Net cash provided by (used in) investing
                     activities                                   952       1,961        (436)
                                                             --------    --------    --------





   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (continued)


                                                            1996        1995        1994
                                                         --------    --------    --------
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Proceeds from notes payable                          $  4,751    $     -     $     -
    Repayment of notes payable                             (6,638)       (744)       (353)
    Transfers from (to) restricted cash                        -          385        (140)
    Cash distributions paid to partners                   (11,667)    (11,725)    (11,725)
                                                         --------    --------    --------
                 Net cash used in financing activities    (13,554)    (12,084)    (12,218)
                                                         --------    --------    --------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                               876       7,442       1,570

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                      11,955       4,513       2,943
                                                         --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF
    YEAR                                                 $ 12,831    $ 11,955    $  4,513
                                                         ========    ========    ========

Supplemental schedule of cash flow information:
    Interest paid                                        $    719    $    841    $    748
                                                         ========    ========    ========
Restricted maintenance reserves collected, net of
    maintenance drawdowns                                $    144    $    668    $    788
                                                         ========    ========    ========

NONCASH TRANSACTIONS
Leased aircraft received in lease settlement
    accounted for under the cost recovery method         $     -     $  8,550    $     -

Distributions to partners declared but unpaid            $  2,989    $  2,931    $  2,931

Other assets and deferred income removed from
    the books related to Kiwi bankruptcy                 $    444    $     -     $     -



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

           (b) Lease Agreement 047, dated as of April 12, 1989, between Owner Trustee and Continental Airlines, Inc. Filed as Exhibit 19.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

           (c) Amendment No. 1 to Lease Agreement 047, dated September 21, 1989. Filed as Exhibit 10.3(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.*

           (d) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

           (e) Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

           (f) Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.2(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

           (g) Amendment No. 2 to Lease Agreement 047 between First Security Bank of Utah, N.A. as Lesser and Continental Micronesia as Lessee dated March 15, 1995.*

     10.3  (a)    Trust Agreement 32719 between the Registrant and First
                  Security Bank of Utah, National Association as Owner Trustee.
                  Filed as Exhibit 19.4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

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

     10.16(a) Loan and Security Agreement dated December 23, 1996 between Provident Bank, N.A. and First Security Bank National Association, as Owner Trustee of trusts in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.*

     11           Partnership Policy for Requests for Partner Lists.*

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