Form 10-Q
period 1997-03-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 1997-05-15
CIK 849870

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

                      Pegasus Aircraft Partners II, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1997



                                Table of Contents



                                                                             Page

Part I    FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)                             2

                  Balance Sheets - March 31, 1997
                  and December 31, 1996                                        2

                  Statements of Income for the three
                  months ended March 31, 1997
                  and 1996                                                     3

                  Statements of Partners' Equity for the
                  three months ended March 31, 1997
                  and 1996                                                     4

                  Statements of Cash Flows for the three
                  months ended March 31, 1997 and
                  1996                                                         5

                  Notes to Financial Statements                                6

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                               15


Part II   OTHER INFORMATION

          Item 1. Legal Proceedings                                           19
          Item 3. Exhibits and Reports on Form 8-K                            20

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                       PEGASUS AIRCRAFT PARTNERS II, L.P.

             BALANCE SHEETS -- MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (unaudited)


                                                              1997         1996
                                                            --------     --------
                                                      (in thousands, except unit data)

                                     ASSETS

Cash and cash equivalents                                   $ 12,651     $ 12,831
Restricted cash (Note 4)                                          --        2,248
Rent and other receivables, net (Note 4)                         708          758
Aircraft, net (Notes 2 and 4)                                 55,429       56,177
Other assets                                                      56           25
                                                            --------     --------
   Total Assets                                             $ 68,844     $ 72,039
                                                            ========     ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Lease settlement  reserve                                $  3,000     $  3,000
   Accounts payable and accrued expenses                         155           95
   Payable to affiliates (Note 3)                                655          636
   Interest payable                                               41            1
   Maintenance reserves payable                                1,215        2,248
   Notes payable                                               4,751        4,751
   Deferred rental income and deposits                         3,538        3,779
   Distributions payable to partners                           3,003        2,989
                                                            --------     --------
     Total Liabilities                                        16,358       17,499
                                                            --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 5)

PARTNERS' EQUITY:
   General Partners                                             (924)        (904)
   Limited Partners (7,255,000 units outstanding)             53,410       55,444
                                                            --------     --------
     Total Partners' Equity                                   52,486       54,540
                                                            --------     --------
           Total Liabilities and Partners' Equity'          $ 68,844     $ 72,039
                                                            ========     ========

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)



                                                         1997            1996
                                                      ----------      ----------
                                                   (in thousands, except unit data
                                                        and per unit amounts)
REVENUE:
    Rentals from operating leases                     $    2,763      $    3,927
    Interest                                                 153             208
                                                      ----------      ----------
                                                           2,916           4,135
                                                      ----------      ----------

EXPENSES:
    Depreciation and amortization                          1,533           2,705
    Management and re-lease fees (Note 3)                    220             291
    Interest                                                 115             172
    General and administrative (Note 3)                       99              87
    Direct lease                                              72              91
                                                      ----------      ----------
                                                           2,039           3,346
                                                      ----------      ----------
NET INCOME                                            $      877      $      789
                                                      ==========      ==========

NET INCOME ALLOCATED:
    To the General Partners                           $        9      $        8
    To the Limited Partners                                  868             781
                                                      ----------      ----------
                                                      $      877      $      789
                                                      ==========      ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                  $      .12      $      .11
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER
    OF LIMITED PARTNERSHIP
    UNITS OUTSTANDING                                  7,255,000       7,255,000
                                                      ==========      ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)



                                              General     Limited
                                             Partners     Partners      Total
                                             --------     --------     --------
                                                       (in thousands)

Balance, January 1, 1997                     $   (904)    $ 55,444     $ 54,540

   Net income                                       9          868          877

   Distributions to partners declared             (29)      (2,902)      (2,931)
                                             --------     --------     --------

Balance, March 31, 1997                      $   (924)    $ 53,410     $ 52,486
                                             ========     ========     ========


Balance, January 1, 1996                     $   (816)    $ 64,183     $ 63,367

   Net income                                       8          781          789

   Distributions to partners declared             (29)      (2,902)      (2,931)
                                             --------     --------     --------

Balance, March 31, 1996                      ($   837)    $ 62,062     $ 61,225
                                             ========     ========     ========

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)

                                                              1997         1996
                                                            --------     --------
                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $    877     $    789
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                           1,533        2,705
       Change in assets and liabilities:
         Rent and other receivables                              (35)         476
         Other assets                                            (31)          16
         Accounts payable and accrued expenses                    60            6
         Payable to affiliates                                    19          (20)
         Interest payable                                         40           (5)
         Deferred rental income and deposits                    (241)        (771)
                                                            --------     --------
     Net cash provided by operating activities                 2,222        3,196
                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                            (785)         (19)
   Repayment of advances by lessees                               85          102
                                                            --------     --------
     Net cash (used in) provided by investing activities        (700)          83
                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Transfer from restricted cash                               2,275           --
   Application of mantenance reserves
   payable to restore aircraft                                (1,060)          --
   Repayment of notes payable                                    (--)        (479)
   Cash distributions paid to partners                        (2,917)      (2,917)
                                                            --------     --------
     Net cash used in financing activities                    (1,702)      (3,396)
                                                            --------     --------

NET DECREASE IN
   CASH AND CASH EQUIVALENTS                                    (180)        (117)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                     12,831       11,955
                                                            --------     --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                         $ 12,651     $ 11,838
                                                            ========     ========

Supplemental schedule of cash flow information:
   Interest paid                                            $     75     $    177
                                                            ========     ========

                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (unaudited)


1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1996.


2.       AIRCRAFT

         The Partnership's net investment in aircraft as of March 31, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                           1997          1996
                                                         --------      --------
Aircraft on operating leases                             $ 86,896      $ 77,189
Less: Accumulated depreciation                            (43,810)      (39,518)
      Provision for decline in market
         value of aircraft                                 (5,631)       (3,339)
                                                         --------      --------
                                                         $ 37,455      $ 34,332

Aircraft held for lease                                  $ 59,573      $ 68,495
Less: Accumulated depreciation                            (24,212)      (26,971)
      Reserve for decline in market value of
         aircraft                                          (6,715)       (9,007)
      Amounts received including value
      of aircraft in Lease Settlement accounted
      for under the cost recovery method                  (10,115)      (10,115)
      Reserves for maintenance                               (557)         (557)
                                                         --------      --------
                                                           17,974        21,845
                                                         --------      --------
      Aircraft, net                                      $ 55,429      $ 56,177
                                                         ========      ========

3.       TRANSACTIONS WITH AFFILIATES

         Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $40,000 of base management fees during the three months ended March 31, 1997.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $114,000 of incentive management fees during the three months ended March 31, 1997.

         Re-lease Fees The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $66,000 of re-lease fees during the three months ended March 31, 1997.

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $19,000 during the three months ended March 31, 1997, all of which was payable to the Administrative General Partner.

         During the quarter ended March 31, 1997 the Partnership paid $700,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft, including the cargo conversion. The Partnership also paid $185,000 for aircraft parts to a company owned by the three directors of the Managing General Partner. An engine owned by the Partnership was installed on an aircraft owned by an affiliated partnership for substantially all of the quarter ended March 31, 1997. With respect to the quarter ended March 31, 1997. the Partnership received or is entitled to receive approximately $22,000 plus collected maintenance reserves with respect to the engine. The engine has been returned to the Partnership.

4.       AIRCRAFT LEASES

         Continental Airlines Leases During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental, originally scheduled to expire on May 31, 1997, with rents of $252,000 per month. Continental also had three two-year renewal options, with rent payable during the first two such renewal periods at the lesser of the then fair market rental value or the rental rate during the initial term, and during the third such renewal period at the then fair market rental rate. In addition, the lessee has a right of first refusal to purchase or re-lease the aircraft after the last renewal period on the same terms as those included in any bona fide offer made to the Partnership by a third party. This lease was modified in 1995 and 1996 as discussed below.

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

         In January 1996, Continental announced that it was grounding its fleet of Airbus Industrie A-300 aircraft, including the A-300 aircraft leased to it by the Partnership, and notified the Partnership of its intention to return the aircraft to the Partnership. Continental paid $150,000 of the $312,000 monthly rental payment due in February through May 1996. The Partnership did not accrue as rental revenue the difference between the amount due and the amount paid by Continental for such months. Continental took the A-300 out of service in May 1996, and the aircraft was prepared for delivery in June 1996 to a new lessee, Akdeniz Air Mediterranean, Inc. ("Akdeniz") based in Turkey.

         In June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz has since defaulted (See Footnote 9, to the Financial Statements, "Lessee Default"). The Partnership has recovered the A-300 aircraft and is currently remarketing it. The Partnership estimates that it will spend approximately $2.5 million for a scheduled heavy maintenance check, modifcations and FAA mandated work that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance.

         On November 15, 1996, the Partnership reached an agreement with Continental regarding the settlement for the lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 Aircraft lease ("DC-10 Restructuring").

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

         Continental did not make the monthly rental payments due under the three leases with the Partnership on December 1, 1990 and filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At March 31, 1997, the Partnership had aircraft modification advances to Continental totaling $72,000, which are being repaid monthly with interest.

TRANS WORLD AIRLINES, INC.

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

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term, in monthly installments with interest at a fixed rate of 9.70%. At March 31, 1997, the balance of the receivable was $257,000. All 1997 repayments of advances have been made by TWA.

         During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid over the remaining lease term in monthly installments with interests at 9.68%. At March 31, 1997, the balance of the receivable was $181,000. All 1997 repayments of advances have been made by TWA.

         In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of deferral over an 18-month period which commenced May 1, 1995. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent. However, there can be no assurance that it will be able to meet its obligations in the future.

         In mid-1996, as part of its fleet restructuring, TWA offered to return the L-1011 aircraft it leased from the Partnership. The lease, which provided for monthly rentals of $130,000, was originally scheduled to expire in September 1998. TWA agreed to pay the Partnership $2,846,000, which represents rents due under the remaining term of the lease, discounted at 5% plus $3,000,000 as an economic settlement for noncompliance with certain lease return conditions. The lease was terminated, the aircraft was returned and the amounts aggregating $5,846,000 were received on October 16, 1996. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines. It is possible that the Partnership will lease the engines that were a part of the L-1011 separately and sell the airframe for parts.

         The L-1011 aircraft was originally purchased in 1990 for $18,205,000 (including related fees) and had a net book value of approximately $6.1 million unadjusted for the $3,000,000 economic settlement accounted for as a Lease settlement reserve on the balance sheets at March 31, 1997 and December 31, 1996. Additionally, the prepayment for the rents due under the lease ($2,846,000) was accounted for as deferred income and will be recognized ratably over the original remaining lease term.

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

         Kiwi International Air Lines, Inc.-Bankruptcy In 1993, the Partnership leased its two Boeing 727-200 aircraft, to Kiwi. The aircraft were originally purchased in 1989 (Non-advanced) and 1990 (Advanced) for purchase prices of $6,261,000 and $10,748,000 respectively (including related fees). The leases were operating leases which required monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced). The terms of the leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1995, the leases were amended and extended to December 31, 1999. Kiwi was also obliged to make monthly payments of $250 per flight hour for maintenance reserve funds administered by the Partnership. An affiliated partnership and affiliates of the Managing General Partner also own aircraft which were leased to Kiwi.

         In connection with the delivery of the aircraft the Partnership expended $2,228,000 with respect to the 727 Advanced aircraft, of which $971,000 was capitalized and $1,257,000 represented maintenance costs which were paid out of funds received in a maintenance settlement with the prior lessee. Capitalized improvements of $743,000 were made with respect to the non-advanced aircraft.

         The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership is subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at approximately $1,000 at March 31, 1997 and December 31, 1996.

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

         In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi leases accounted for approximately 11% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $8,100,000 (including the hushkit), net of allowance for decline in market value of aircraft of $100,000 at December 31, 1996 (same at March 31, 1997) (excluding the cost of the heavy maintenance check being completed prior to delivery to Falcon Air Express Inc. discussed below). Additionally, the unpaid balance of the Bellyskin Note, plus interest, was $290,000. On October 15, 1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. Kiwi filed a motion to reject both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $640,000 in respect of amounts due at December 31, 1996. The Partnership recovered the aircraft in late 1996. Kiwi restarted operations in early 1997 after obtaining debtor-in-possession financing. However, Kiwi's long-term prospects are undeterminable at this time. The Partnership filed claims in Kiwi's bankruptcy preserving its rights in the Kiwi estate. In April 1997, the Partnership won a summary judgement in Bankruptcy Court permitting the use of the maintenance reserves ($2.3 million held). The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents at March 31, 1997 and a portion of the related maintenance reserve payable was applied against expenditures made to make the aircraft leaseable.

         Falcon Air Express, Inc. In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon") a charter airline with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $1,400,000. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft. The aircraft was delivered to Falcon in March 1997.

         Capital Cargo International Airlines, Inc. In January 1997, the Partnership entered into a lease agreement with Capital Cargo International Airlines, Inc. ("Capital"), a start-up freight carrier, with respect to the 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to convert the aircraft to a freighter at its own expense, which is estimated to cost $1.5 million. The lease is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The lease requires the Partnership to hushkit the aircraft during its 1999 C check visit at its own expense (approximately $3 million) at which time the lease rate increases to $139,000 per month. The lease requires Capital to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital provided a security deposit of $50,000 and is obligated to add $17,000 per month to the security deposit during the lease term until the deposit totals $220,000.


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

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in Pegasus Aircraft Partners II, L.P., PaineWebber and the Administrative General Partners (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Cicuit.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc. et al., making allegations substantially similar to those in the New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions and challenged the proposed settlement of these cases. Their objections were overruled when the District Court approved the class action settlement with respect to the New York Limited Partnership Actions. The Illinois case has been dismissed.

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

         In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchase of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation.

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

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above actions. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership Actions. The General Partners do not believe that the settlement of the Abbate, Bandrowski and Barstad actions will have a material effect on the Partnership's financial statements, taken as a whole.

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy Court's authority to use certain maintenance reserves ($2.3 million) collected from Kiwi. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the collected maintenance reserves. The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents at March 31, 1997 and a portion of the maintenance reserve payable was applied against expenditures made to make the aircraft leasable.

         The Partnership was also involved in litigation within the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At March 31, 1997, the Partnership's unrestricted cash and cash equivalents of $12,651,000 was primarily invested in commercial paper. This amount was $180,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1996 of $12,831,000. This decrease in unrestricted cash was equal to the amount by which the combined total of the quarterly cash distributions paid to the partners during the quarter and capitalized expenditures for aircraft exceeded cash provided by operating activities plus the collection of amounts previously advanced to lessees and the transfer from restricted cash of maintenance reserves held with respect to the former Kiwi aircraft (See Footnote 4, "Aircraft" and Footnote 5 "Litigation") during the three months ended March 31, 1997.

         Rent and other receivable, net, decreased $50,000 from $758,000 at December 31, 1996 to $708,000 at March 31, 1997. This decrease resulted primarily from the continued repayment of advances by Continental and TWA.

         The Partnership made advances to Continental aggregating $900,000 under the lease agreements with Continental of which $72,000 remained outstanding at March 31, 1997. All related payments have been made when due.

         The Partnership's leases with TWA for the Lockheed L-1011 and McDonnell Douglas MD-82 aircraft were modified and extended during April 1993. Upon execution of the lease amendments, the Partnership advanced $1,300,000 to TWA to finance certain major maintenance procedures which had been performed on the two aircraft. TWA has agreed to repay these amounts to the Partnership over the applicable remaining lease terms in equal monthly installments with interest at a fixed rate of 450 basis points over the equivalent term U.S. treasury obligations (9.68% and 9.70% for the initial advances). At March 31, 1997, the balance of the advances to TWA aggregated $438,000.

         Other assets increased $31,000 from $25,000 at December 31, 1996 to $56,000 at March 31, 1997. This increase resulted primarily from expenses associated with the refinancing which will be amortized in the term of the loan facility.

         The payable to affiliates increased $19,000 from $636,000 at December 31, 1996 to $655,000 at March 31, 1997.

         Deferred rental income and deposits was $3,538,000 at March 31, 1997 as compared to $3,779,000 at December 31, 1996. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement and the L-1011 Lease Prepayment, partially offset by the collection of security deposits from Falcon and Capital.

         During the three months ended March 31, 1997, the Partnership paid cash distributions pertaining to the fourth quarter of (except the amount due to the Administrative General Partner which remains unpaid). The quarterly distribution represented an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the first quarter of 1997 was paid on April 25, 1997 at an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 70% of the cash distributions paid to the partners for the three months ended March 31, 1997 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 82% of the cash distributions paid to the partners from the inception of the Partnership through March 31, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In December 1996, the Partnership established a new $10,000,000 loan facility with an unaffiliated third party lender. The loan commitment is for a period of 36 months, terminating December 31, 1999, at which time outstanding principal is due. The loan provides for interest at a rate of 1% over the lender's prime rate of interest (9.50% at March 31, 1997) which is payable monthly. The Partnership is required to maintain a minimum balance outstanding of $4,000,000 during the loan commitment period. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA and the two 727-200 Advanced aircraft leased to Continental. The Partnership utilized proceeds of $4,751,000 to pay off the prior two loan facilities.

         Based upon the operating cash reserves held at March 31, 1997 and the leases currently in place, the Partnership anticipates being able to maintain current cash distribution levels through 1997. The Partnership continues to actively remarket the A-300, which is currently off lease. The A-300 will require a heavy maintenance check in connection with its remarketing and the work required (including FAA mandated work and aircraft modifications) is estimated to cost $2,500,000. As part of the A-300 Settlement, the Partnership received $557,000 settlement in lieu of Continental meeting certain return conditions required by the lease. Such amount was accounted for as a reserve for maintenance and will be utilized to fund a portion of such maintenance. It is anticipated the Partnership will utilize a portion of the operating reserves to fund the balance of work required.

RESULTS OF OPERATIONS

         The Partnership's net income was $877,000 for the three months ended March 31, 1997 ("1997 Quarter") as compared to $789,000 for the quarter ended March 31, 1996 ("1996 Quarter"). Net income per limited partnership unit also increased from $.11 in the 1996 Quarter to $.12 for the 1997 Quarter.

         The increase in the Partnership's net income for the 1997 Quarter resulted primarily from the decrease in depreciation and amortization, management and release fees and interest expense partially offset by a decrease in rentals and interest income.

         Rental income decreased by $1,164,000, or 30% in the 1997 Quarter as compared to the 1996 Quarter, pricipally due to a decrease in rent recognized with respect to the DC-10-10 restructuring, which was recognized ratably during the 1996 Quarter and the off-lease status of the two former Kiwi aircraft for all or substantially all of the 1997 Quarter.

         Interest income decreased $55,000, or 26%, for the 1997 Quarter in comparison to the 1996 Quarter, due to a decrease in balances of advances of advances and defferals (due to continued repayments) as well as the non-accrual status of the Bellyskin note with Kiwi, which was fully reserved as a bad debt in 1996. Interest was recognized with respect to the Bellyskin note in the 1996 Quarter.

         Depreciation and amortization expense decreased $1,172,000, or 43%, for the 1997 Quarter in comparison to the 1996 Quarter due primarily to the change in estimate relating the DC10-10 aircraft as well as the off-lease status of L1011 aircraft and the 727 aircraft for all or substantially all of the 1997 Quarter. The Partnership does not recognize depreciation on off-lease aircraft.

         Management and re-lease fees for the 1997 Quarter decreased by $71,000 or 24% in comparison to the 1996 Quarter primarily because of the increases in rental income and net income adjusted for depreciation which serve as the bases upon which management and re-lease fees are calculated.

         Interest expense for the 1997 Quarter decreased by $57,000 or 33% in comparison to the 1996 Quarter primarily because of a decrease in pricipal outstanding as well as a decrease in the effective interest rate on amounts outstanding due principally to the refinancing in December 1996.

         General and administrative expenses increased by $12,000 or 14% in the 1997 Quarter as compared to the 1996 Quarter due to an increase in the level of certain administrative expenses.

         Direct lease expenses decreased by $19,000 or 21% in the 1997 Quarter as compared to the 1996 Quarter due primarily to an decrease in insurance premiums.

                           Part II. OTHER INFORMATION

Item 3.  Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partnership").

         The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in Pegasus Aircraft Partners II, L.P., PaineWebber and the Administrative General Partners (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that Paine Webber and the Administrative general Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the District Court certified class action treatment of the plaintiff's claims in the New York Limited Partnership Actions.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit.

         In April 1995, two investors in the Pegasus limited partnerships filed a purported class action in the Circuit Court of the State of Illinois for Cook County entitled Robert M. Jacobson, et al. v. PaineWebber, Inc. et al., making allegations substantially similar to those in New York Limited Partnership Actions, but limited in subject matter to the sale of the Pegasus partnerships, and without a RICO claim. The plaintiffs in the Jacobson case simultaneously remained as participants in the New York Limited Partnership Actions and challenged the proposed settlement of these cases. Their objections were overruled when the District Court approved the class action settlement with respect to the New York Limited Partnership Actions. The Illinois case has been dismissed.

         Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints make state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Deceptive Trade Practices Act.

         The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions have been removed to federal court and two have been transferred to the United States District Court for the Southern District of New York and consolidated under the title, Mallia v. PaineWebber, Inc. The third action has been dismissed with the consent of the parties on the grounds that it is duplicative of the two actions now before the federal court in New York.

         In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchase of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation.

         In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing the allegations nearly identical to those set forth in Abbate. Bankdrowski v. PaineWebber Incorporated, et al. was filed in California Superior Court and Barstad v. Paine Webber Incorporated, et al. was filed in Arizona Superior Court, Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations. PaineWebber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above actions. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership Actions. The General Partners do not believe that the settlement of the Abbate, Bandrowski and Barstad actions will have a material effect on the Partnership's financial statements, taken as a whole.

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy Court's authority to use certain maintenance reserves ($2.3 million) collected from Kiwi. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the collected maintenance reserves. The Partnership was also involved in a litigation within the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997.


Item 4.  Exhibits and Reports on Form 8-K

         (a)      None

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Pegasus Aircraft Partners II, L.P.
         (Registrant)


         By:      Air Transport Leasing, Inc.
                  A General Partner


Date: May 15, 1997                  By: /s/ Joseph P. Ciavarella
                                        -----------------------------
                                        Joseph P. Ciavarella
                                        Vice President, Treasurer
                                        and Chief Financial
                                        and Accounting Officer