Form 10-Q
period 1997-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 1997-08-14
CIK 849870

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission file number 0-18387

                       Pegasus Aircraft Partners II, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                  84-1111757
      --------                                                  ----------
(State of organization)                                        (IRS Employer
                                                             Identification No.)

Four Embarcadero Center 35th Floor
    San Francisco, California                                       94111
    -------------------------                                       -----
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

                       Pegasus Aircraft Partners II, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1997

                                Table of Contents

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)                           2

                  Balance Sheets - June 30, 1997
                  and December 31, 1996                                      2

                  Statements of Income for the three
                  months ended June 30, 1997
                  and 1996                                                   3

                  Statements of Income for the six
                  months ended June 30, 1997
                  and 1996                                                   4

                  Statements of Partners' Equity for the
                  six months ended June 30, 1997
                  and 1996                                                   5

                  Statements of Cash Flows for the six
                  months ended June 30, 1997 and
                  1996                                                       6

                  Notes to Financial Statements                              7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                              16

Part II  OTHER INFORMATION

         Item 1. Legal Proceedings                                           21
         Item 3. Exhibits and Reports on Form 8-K                            23

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

              BALANCE SHEETS -- JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                                        1997         1996
                                                        ----         ----
                                                (in thousands, except unit data)

                                     ASSETS

Cash and cash equivalents                             $  9,601     $ 12,831
Restricted cash                                             --        2,248
Rent and other receivables, net                            789          758
Aircraft, net (Notes 2 and 4)                           55,006       56,177
Other assets                                                41           25
                                                      --------     --------
   Total Assets                                       $ 65,437     $ 72,039
                                                      ========     ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Lease settlement reserve (Note 4)                  $  3,000     $  3,000
   Accounts payable and accrued expenses                   129           95
   Accounts payable-aircraft                               303           --
   Payable to affiliates (Note 3)                          428          636
   Interest payable                                          3            1
   Maintenance payable                                     444        2,248
   Notes payable                                         4,751        4,751
   Deferred income and deposits                          3,033        3,779
   Distributions payable to partners                     3,018        2,989
                                                      --------     --------
     Total Liabilities                                  15,109       17,499
                                                      --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 3,
  4, and 5)

PARTNERS' EQUITY:
   General Partners                                       (947)        (904)
   Limited Partners (7,255,000 units
     outstanding)                                       51,275       55,444
                                                      --------     --------
     Total Partners' Equity                             50,328       54,540
                                                      --------     --------
           Total Liabilities and Partners' Equity     $ 65,437     $ 72,039
                                                      ========     ========

                   The accompanying notes are an integral part
                          of these finiancial statment.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

                  FOR THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                           1997          1996
                                                           ----          ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
    Rentals from operating leases (Note 4)              $    3,005    $    3,927
    Interest                                                   148           195
                                                        ----------    ----------
                                                             3,153         4,122
                                                        ----------    ----------

EXPENSES:
    Depreciation and amortization                            1,786         2,705
    Management and re-lease fees (Note 3)                      239           291
    Interest                                                   116           178
    General and administrative (Note 3)                         83           107
    Direct lease                                               156            96
                                                        ----------    ----------
                                                             2,380        3, 377
                                                        ----------    ----------

NET INCOME                                              $      773    $      745
                                                        ==========    ==========

NET INCOME ALLOCATED:
    To the General Partners                             $        7    $        7
    To the Limited Partners                                    766           738
                                                        ----------    ----------
                                                        $      773    $      745
                                                        ==========    ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                    $      .11    $      .10
                                                        ==========    ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                            7,255,000     7,255,000
                                                        ==========    ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                           1997           1996
                                                           ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
    Rentals from operating leases (Note 4)              $    5,768    $    7,854
    Interest                                                   301           403
                                                        ----------    ----------
                                                             6,069         8,257
                                                        ----------    ----------

EXPENSES:
   Depreciation and amortization                             3,319         5,410
    Management and re-lease fees (Note 3)                      459           582
    Interest                                                   231           350
    General and administrative (Note 3)                        182           194
    Direct lease                                               228           187
                                                        ----------    ----------
                                                             4,419         6,723
                                                        ----------    ----------

NET INCOME                                              $    1,650    $    1,534
                                                        ==========    ==========

NET INCOME ALLOCATED:
    To the General Partners                             $       16    $       15
    To the Limited Partners                                  1,634         1,519
                                                        ----------    ----------
                                                        $    1,650    $    1,534
                                                        ==========    ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                    $      .23    $      .21
                                                        ==========    ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                            7,255,000     7,255,000
                                                        ==========    ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                General    Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                        (in thousands)

Balance, January 1, 1997                       $   (904)   $ 55,444    $ 54,540

   Net income                                        16       1,634       1,650

   Distributions to partners declared               (59)     (5,803)     (5,862)
                                               --------    --------    --------

Balance, June 30, 1997                         $   (947)   $ 51,275    $ 50,328
                                               ========    ========    ========



Balance, January 1, 1996                       $   (816)   $ 64,183    $ 63,367

   Net income                                        15       1,519       1,534

   Distributions to partners declared               (59)     (5,803)     (5,862)
                                               --------    --------    --------

Balance, June 30, 1996                         $   (860)   $ 59,899    $ 59,039
                                               ========    ========    ========


                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                             1997        1996
                                                             ----        ----
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 1,650     $ 1,534
   Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                          3,319       5,410
       Loss arising from securities received in                  --          36
         leasing transaction

       Change in assets and liabilities:
         Rent and other receivables                            (204)        729
         Other assets                                           (16)          7
         Accounts payable and accrued expenses                   34         (25)
         Payable to affiliates                                 (208)        105
         Interest payable                                         2         (10)
         Deferred income and deposits                          (891)     (1,541)
         Unrestricted maintenance reserves payable              233          --
                                                            -------     -------
         Net cash provided by operating activities            3,919       6,245
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                         (2,148)        (19)
   Accounts payable-aircraft                                    303          --
   Repayment of advances by lessees                             173         215
                                                            -------     -------
         Net cash (used in) provided by investing
           activities                                        (1,672)        196
                                                            -------     -------


                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                            1997         1996
                                                            ----         ----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Transfer from restricted cash                             2,275           --
   Application of maintenance reserves payable
     to restore aircraft                                    (2,036)          --
   Application of maintenance reserves payable
     for maintenance                                           (28)          --
   Security deposits                                           145           --
   Repayment of notes payable                                   --         (958)
   Cash distributions paid to partners                      (5,833)      (5,833)
                                                          --------     --------
     Net cash used in financing activities                  (5,477)      (6,791)
                                                          --------     --------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                            (3,230)        (350)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                   12,831       11,955
                                                          --------     --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                       $  9,601     $ 11,605
                                                          ========     ========
Supplemental schedule of cash flow information:
   Interest paid                                          $    229     $    360
                                                          ========     ========


                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (unaudited)

1.    GENERAL

      The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity and cash flows for the six months then ended.

      These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1996.

2.    AIRCRAFT

      The Partnership's net investment in aircraft as of June 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                             1997        1996
                                                             ----        ----

      Aircraft on operating leases                         $ 86,896    $ 77,189
      Less:  Accumulated depreciation                       (45,596)    (39,518)
             Provision for decline in market
             value of aircraft                               (5,631)     (3,339)
                                                           --------    --------
                                                           $ 35,669    $ 34,332
                                                           --------    --------

      Aircraft held for lease                              $ 60,936    $ 68,495
      Less:    Accumulated depreciation                     (24,212)    (26,971)
               Reserve for decline in market
               value of aircraft                             (6,715)     (9,007)
               Amounts received including value
               of aircraft in Lease Settlement accounted
               for under the cost recovery method           (10,115)    (10,115)
               Reserves for maintenance                        (557)       (557)
                                                           --------    --------
                                                             19,337      21,845
                                                           --------    --------
               Aircraft, net                               $ 55,006    $ 56,177
                                                           ========    ========

3.    TRANSACTIONS WITH AFFILIATES

      Management Fees The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $44,000 and $84,000 of base management fees during the quarter and six months ended June 30, 1997, respectively.

      The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $120,000 and $234,000 of incentive management fees during the quarter and six months ended June 30, 1997, respectively.

      Re-lease Fees The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $75,000 and $141,000 of re-lease fees during the quarter and six months ended June 30, 1997, respectively. All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original, contributed capital.

      Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $18,000 and $37,000 during the quarter and six months ended June 30, 1997, respectively, all of which was payable to the Administrative General Partner.

      During the six months ended June 30, 1997 the Partnership paid $1,434,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft, including the cargo conversion. The Partnership also paid or accrued $1,692,000 for aircraft parts to a company owned by the three directors of the Managing General Partner. An engine owned by the Partnership was installed on an aircraft owned by an affiliated partnership during the first quarter and was installed on an aircraft owned by an affiliate of the Managing General Partner during the second quarter and generated rent of $45,000 and maintenance or accrued reserves of $200,000 during the six months ended June 30, 1997.

4.    AIRCRAFT LEASE

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

      During September 1989, the Partnership acquired a Boeing 727-200 non-advanced aircraft for a total purchase price of $6,116,000, subject to an operating lease with Continental. This aircraft was returned to the Partnership during Continental's bankruptcy leased to Kiwi and was recently delivered to Falcon Air Express Inc. (see discussion below).

      During August 1990, the Partnership acquired an Airbus Industrie Model A300-B4-103 ("A-300") aircraft for a total purchase price of $28,070,000, subject to an operating lease with Continental, originally scheduled to expire on December 29, 2000 and with monthly, in advance, rentals of $312,000.

      In January 1995, Continental announced that it was grounding its fleet of Airbus A-300 aircraft, including the A-300 aircraft leased to it by the Partnership, and notified the Partnership of its intention to return the aircraft to the Partnership. Continental paid $150,000 of the $312,000 monthly rental payment due in February through May 1996. The Partnership did not accrue as rental revenue the difference between the amount due and the amount paid by Continental for such months. Continental took the A-300 out of service in May 1995, and the aircraft was prepared for delivery in June 1995 to a new lessee, Akdeniz Air Mediterranean, Inc. ("Akdeniz") based in Turkey.

      In June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz has since defaulted (See Footnote 9, to the Financial Statements, "Lessee Default"). The Partnership has recovered the A-300 aircraft and is currently remarketing it. The Partnership estimates that it will spend approximately $2.5 million for a scheduled heavy maintenance check, modifications and FAA mandated work that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance.

      On November 15, 1995, the Partnership reached an agreement with Continental regarding the settlement for the lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 Aircraft lease ("DC-10 Restructuring").

      Under the terms of the A-300 Lease Settlement, the Partnership received a cash payment of approximately $3,721,000, including approximately $325,000 as reimbursement for certain integration and transaction expenses for the Akdeniz remarket, and (i) title to a Boeing 727-200 advanced aircraft subject to lease with Continental for a term of approximately 26 months at a lease rate of $85,000 per month and (ii) title to a second Boeing 727-200 advanced aircraft subject to a lease with Continental for a term of approximately 42 months at a lease rate of $85,000 per month. Additionally, the Partnership received approximately $557,000 as an economic settlement in lieu of Continental performing certain maintenance work and meeting the return conditions required by the A-300 lease.

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

      Continental filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At June 30, 1997, the Partnership had aircraft modification advances to Continental with a remaining outstanding balance of $51,000, which are being repaid monthly with interest.

      Trans World Airlines, Inc. Leases. - During December 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $20,763,000, subject to an operating lease with TWA, which was originally scheduled to expire on April 13, 1993, but was amended and extended until November 1, 1998 with monthly, in advance, rental payments of $185,000. As described below, this lease was further extended to November 2004 during TWA's prepackaged bankruptcy in 1995.

      Upon execution of the 1993 lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which is being repaid in monthly installments through November 1998 with interest at a fixed rate of 9.70%. At June 30, 1997, the balance of the receivable was $219,000. All 1997 repayments of advances have been made by TWA.

      During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

      Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid in monthly installments through October 1998 with interest at 9.68%. At June 30, 1997, the balance of the receivable was $153,000. All 1997 repayments of advances have been made by TWA.

      In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of deferral over an 18-month period which commenced May 1, 1995. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the US Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent. However, TWA has continued to incur substantial losses and there can be no assurance that it will be able to meet its obligations in the future.

      In mid-1996, as part of a fleet restructuring, TWA offered to return the L-1011 aircraft it leased from the Partnership. The lease, which provided for monthly rentals of $130,000, was originally scheduled to expire in September 1998. TWA agreed to pay the Partnership $2,846,000, which represented rents due under the remaining term of the lease, discounted at 5% ("L-1011 Lease Prepayment") plus $3,000,000 as an economic settlement for noncompliance with certain lease return conditions. The lease was terminated, the aircraft was returned and $5,846,000 was received on October 16, 1996. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines. It is possible that the Partnership will lease the engines that were a part of the L-1011 separately and sell the airframe for parts.

      The L-1011 aircraft was originally purchased in 1990 for $18,205,000 (including related fees) and had a net book value of approximately $6.1 million unadjusted for the $3,000,000 economic settlement accounted for as a Lease settlement reserve on the balance sheets at June 30, 1997 and December 31, 1996. Additionally, the L-1011 Lease Prepayment was accounted for as deferred income and will be recognized ratably over the original remaining lease term.

      Aeromexico Leases During July 1992, the Partnership re-leased two McDonnell Douglas DC-9-31 aircraft previously leased to Midway Airlines Inc. to Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The leases are operating leases that required quarterly rental payments, in advance, in the amount of $234,000 per aircraft. The leases which were each scheduled to expire in July 1997 were each extended to January 2000, at a rate of $75,000 per month.

      The DC-9-31 aircraft had originally been acquired in April and March 1990 for purchase prices aggregating $14,295,000. At the time the Partnership repossessed these two aircraft from Midway, the aircraft were in need of substantial maintenance work. As a precondition to accepting the aircraft for lease, Aeromexico required the Partnership to complete the needed maintenance procedures and also to make certain capital improvements to the aircraft. The Partnership incurred approximately $5.5 million in completing these maintenance procedures and capital improvements prior to delivery of the aircraft to Aeromexico.

      Kiwi International Air Lines, Inc. - Bankruptcy In 1993, the Partnership leased its two Boeing 727-200 aircraft, to Kiwi. The aircraft were originally purchased in 1989 (Non-advanced) and 1990 (Advanced) for purchase prices of $6,261,000 and $10,748,000 respectively (including related fees). The leases were operating leases which required monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced) (collectively, the "Kiwi Leases"). The Kiwi Leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1995, the Kiwi Leases were amended and extended to December 31, 1999. Kiwi was also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered by the Partnership. An affiliated partnership and affiliates of the Managing General Partner also own aircraft which were leased to Kiwi.

      In connection with the delivery of the aircraft to Kiwi the Partnership expended $2,228,000 with respect to the 727 Advanced aircraft, of which $971,000 was capitalized and $1,257,000 represented maintenance costs which were paid out of funds received in a maintenance settlement with the prior lessee. Capitalized improvements of $743,000 were made with respect to the non-advanced aircraft.

      The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership is subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at approximately $1,000 at June 30, 1997 and December 31, 1996. (See Kiwi bankruptcy discussion below)

      During 1994, the Partnership funded approximately $633,000 of costs primarily related to compliance with certain FAA airworthiness directives, $308,000 of which was scheduled to be repaid by Kiwi over a one-year period. In March 1996, Kiwi signed a promissory note ("Bellyskin Note") scheduling the repayment of this amount, with interest from February 1996 at 12% per annum, over eighteen months which began June 1, 1996.

      In August 1996, the Partnership paid $1.9 million to hushkit the non-advanced 727 aircraft for which Kiwi was to pay an increased lease rate over an extended term. The purchase price was funded out of cash reserves previously generated.

      In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi's operation were also negatively impacted by the market reaction to the ValuJet incident and as a result, Kiwi did not meet its financial goals. In July 1996, an institutional investor contributed $4,000,000 in return for a convertible note, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The investor had options to invest an additional $6,000,000 in convertible preferred stock which expired in March 1997. Existing shareholders (including directors and employees) were to be given the opportunity to make additional investments.

      Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments for the advanced aircraft and the July rental and June maintenance reserves with respect to the non-advanced aircraft. Kiwi was also unable to make its September rental and August maintenance payments for each aircraft and was placed in default by the Partnership.

      In late September, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi Leases accounted for approximately 11% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $8,100,000 (including the hushkit), at December 31, 1996 (excluding the cost of the heavy maintenance check being completed prior to delivery to Falcon Air Express Inc. discussed below). Additionally, the unpaid balance of the Bellyskin Note, plus interest, was $290,000. On October 15, 1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. Kiwi rejected both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $640,000 in respect of amounts due at December 31, 1996. The Partnership recovered the aircraft in late 1996 and prepared them for delivery to new lessees, Falcon Air Express, Inc. and Capital Cargo International Airlines, Inc. discussed below. Kiwi restarted operations in early 1997 after obtaining debtor-in-possession financing. The Partnership filed claims in Kiwi's bankruptcy preserving its rights in the Kiwi estate. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the previously collected maintenance reserves ($2.3 million). The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents and a portion of the related maintenance reserve payable was applied against expenditures made to make the aircraft leaseable. In July 1997, the Bankruptcy Court approved a proposal submitted by a group that includes certain of the parties that had provided debtor-in-possession financing to purchase the assets of Kiwi. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

      Falcon Air Express, Inc. Lease - In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon") a charter airline with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $1,800,000, a portion of which was expended in 1996. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft. The aircraft was delivered to Falcon in March 1997.

      Capital Cargo International Airlines, Inc. Lease - In January 1997, the Partnership entered into a lease agreement with Capital Cargo International Airlines, Inc. ("Capital"), a start-up freight carrier, with respect to the 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to convert the aircraft to a freighter at its own expense (approximately $2.4 million), of which $2.2 million was paid or accrued at June 30, 1997. The lease is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The lease requires the Partnership to hushkit the aircraft during its 1999 C check visit at its own expense (approximately $3 million) at which time the lease rate increases to $139,000 per month. The lease requires Capital to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital provided a security deposit of $50,000 and is obligated to add $17,000 per month to the security deposit during the lease term until the deposit totals $220,000. The aircraft was delivered to Capital in July 1997. (See Footnote 6, "Subsequent Events").

5.    LITIGATION

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

      The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in Pegasus Aircraft Partners II, L.P., PaineWebber and the Administrative General Partners
(1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnerships' anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnerships' value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement.

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

      In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated, et al. was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al. was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.

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

      On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy Court's authority to use certain maintenance reserves ($2.3 million) collected from Kiwi. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the collected maintenance reserves. The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents and a portion of the maintenance reserve payable was applied against expenditures made to make the aircraft leasable. In July 1997, the Bankruptcy Court approved a proposal to purchase the assets of Kiwi submitted by a group that included certain of the parties that had provided debtor-in-possession financing to Kiwi. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

      The Partnership was also involved in litigation within the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997.

6.    SUBSEQUENT EVENTS

      In July 1997, in connection with the delivery of the Boeing 727-200 Advanced aircraft to Capital, the Partnership purchased two JT8D-15 engines from an unaffiliated third party for cash of $1,550,000 plus two JT8D-15 engine cores returned with the aircraft by Kiwi. Additionally, the Partnership spent $416,000 in connection with the overhaul of the other JT8D-15 engine delivered as part of the 727-200 leased to Capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At June 30, 1997, the Partnership's unrestricted cash and cash equivalents of $9,601,000 was primarily invested in commercial paper. This amount was $3,230,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1996 of $12,831,000. This decrease in unrestricted cash was attributable to the amount by which cash distribution to partners and capitalized aircraft improvements exceeded cash generated by operating activities, collection of advances to lessees and the unapplied maintenance reserves, (see Footnote 4, "Aircraft" and Footnote 5 "Litigation") during the six months ended June 30, 1997.

      Rent and other receivables, net, increased $31,000 from $758,000 at December 31, 1996 to $789,000 at June 30, 1997. This increase resulted primarily from the rents associated with the lease of an engine from one of the former Kiwi aircraft to Sky Trek which were outstanding at June 30, 1997 (paid in July
1997) and rents associated with the lease of an ex-Kiwi engine to Nations Air Express, Inc. (which was having significant liquidity issues), partially offset by the continued repayment of advances and deferrals with Continental and TWA.

      The Partnership made advances to Continental aggregating $900,000 under the lease agreements with Continental of which $51,000 remained outstanding at June 30, 1997. All related payments have been made when due.

      The Partnership's leases with TWA for the Lockheed L-1011 and McDonnell Douglas MD-82 aircraft were modified and extended during April 1993. Upon execution of the lease amendments, the Partnership advanced $1,300,000 to TWA to finance certain major maintenance procedures which had been performed on the two aircraft. TWA has agreed to repay these amounts to the Partnership over the applicable remaining lease terms in equal monthly installments with interest at a fixed rate of 450 basis points over the equivalent term U.S. treasury obligations (9.68% and 9.70% for the initial advances). At June 30, 1997, the balance of the advances to TWA aggregated $372,000.

      Other assets increased $16,000 from $25,000 at December 31, 1996 to $41,000 at June 30, 1997. Such amounts are primarily prepaid expenses.

      The payable to affiliates decreased $208,000 to $428,000 at June 30, 1997 from $636,000 at December 31, 1996. The decrease was attributable to the payment (during the period) of fees previously accrued but unpaid to the Administrative General Partner. As part of the class action settlement, the fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class action members. (See
Note 5, "Litigation").

      Deferred rental income and deposits was $3,033,000 at June 30, 1997 as compared to $3,779,000 at December 31, 1996. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease

Settlement and the L-1011 Lease Prepayment. The Partnership continues to actively remarket the A-300 and search for alternatives relating to the L-1011 aircraft both of which are currently off lease. The Partnership expended or committed to expend approximately 7.0 million with respect to aircraft delivered to Falcon and Capital (including approximately $600,000 spent in 1996), including $2 million spent in July 1997 for engines. The Partnership utilized the reserves collected for Kiwi to partially offset these expenditures.


      The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the second quarter of 1997 was paid on July 25, 1997 at an annualized rate equal to 8.0% of contributed capital ($.40 per Unit). Based upon the operating cash reserves held at June 30, 1997 and the leases currently in place, the Partnership anticipates being able to maintain current cash distribution levels through 1997.

      Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 73% of the cash distributions paid to the partners for the three months ended June 30, 1997 (71% for the six months then ended) constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 82% of the cash distributions paid to the partners from the inception of the Partnership through June 30, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

RESULTS OF OPERATIONS

      The Partnership's net income was $773,000 and $1,650,000 for the quarter and six months ended June 30, 1997 ("1997 Quarter" and "1997 Period", respectively) as compared to $745,000 and $1,534,000 for the quarter and six months ended June 30, 1996 ("1996 Quarter" and "1996 Period", respectively).

      Rental income decreased by $922,000 and $2,086,000 , or 24% and 27% in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period principally due to (i) the recognition during the 1996 Quarter and 1996 Period of rental income associated with the DC 10-10 restructuring and (ii) the off-lease status of the two former Kiwi aircraft for all or a part of the 1997 Period.

      Interest income decreased $47,000 and $102,000, or 24% and 25%, for the 1997 Quarter and 1997 Period, in comparison to the 1996 Quarter and 1996 Period, respectively. This decrease was due to the continued prepayment of advances by Continental and TWA reducing the balances on which interest is earned, the non-accrual status of the advance to Kiwi which has been fully reserved as a bad debt and the expenditure of certain cash reserves for capitalized aircraft improvements, reducing cash available for investment.

      Depreciation and amortization expense decreased $919,000 and $2,091,000, or 34% and 39%, for the 1997 Quarter and 1997 Period in comparison to the 1996 Quarter and 1996 Period, respectively. The decrease was attributable to the off-lease status of the L-1011 aircraft and the 727 Advanced aircraft during the entire period and the non-advanced 727 aircraft for a portion of the period. The A-300 was off-lease in each of the respective periods. The Partnership does not recognize depreciation with respect to off-lease aircraft.

      Management and re-lease fees for the 1997 Quarter and 1997 Period, decreased by $52,000 and $123,000 or 18% and 21%, respectively, in comparison to the 1996 Quarter and 1996 Period primarily because of the decrease in rental income which serves as a basis upon which certain management fees and re-lease fees are calculated.

      Interest expense for the 1997 Quarter and 1997 Period, decreased by $62,000 and $119,000 or 35% and 34% in comparison to the 1996 Quarter and 1996 Period, primarily because of lower interest rates and lower principal outstanding during the 1997 Quarter and 1997 Period principally because of the December 1996 refinancing.

      General and administrative expenses decreased by $24,000 and $12,000 or 22% and 6% during the 1997 Quarter and 1997 Period respectively, as compared to the 1996 Quarter and 1996 Period. The Partnership recorded $36,000 during the 1996 Quarter to reflect the reduction in value of the Partnership's interest in Kiwi stock, based upon the July 1996 Kiwi financing which was reflected in general and administrative expenses during the 1996 Quarter and 1996 Period. Otherwise, there was an increase in general and administrative expenses which was consistent with the Partnership's level of operations.

      Direct lease expenses increased by $60,000 and $41,000 in the 1997 Quarter and 1997 Period, or 63% and 22%, respectively, as compared to the 1996 Quarter and 1996 Period, due primarily to an increase in certain storage expenses as well as certain maintenance expenses incurred in connection with the recovery and redeployment of aircraft during the 1997 Quarter and 1997 Period. Additionally, legal fees associated with the Kiwi bankruptcy were included in such amounts for the 1997 Quarter and 1997 Period.

                           Part II. OTHER INFORMATION

Item 3. Legal Proceedings

LITIGATION

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

      The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in Pegasus Aircraft Partners II, L.P., PaineWebber and the Administrative General Partners
(1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnerships' anticipated performance; and (3) marketed the partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnerships' value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnership Actions.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement.

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

      In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated, et al. was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al. was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.

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

      On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and the Partnership recovered the aircraft. The Partnership has a claim against Kiwi for all unpaid items under the leases as well as rejection damages. The Partnership filed an adversarial complaint seeking the Bankruptcy Court's authority to use certain maintenance reserves ($2.3 million) collected from Kiwi. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the collected maintenance reserves. The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents and a portion of the maintenance reserve payable was applied against expenditures made to make the aircraft leasable. In July 1997, the Bankruptcy Court approved a proposal to purchase the assets of Kiwi submitted by a group that included certain of the parties that had provided debtor-in-possession financing to Kiwi. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

      The Partnership was also involved in litigation within the Kiwi bankruptcy with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997.

Item 4. Exhibits and Reports on Form 8-K

      (a) None

      (b) The Partnership did not file a report on Form 8-K during the second quarter of the focal year ending December 31, 1997.

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

                                      Pegasus Aircraft Partners II, L.P.
                                      (Registrant)



                                      By: Air Transport Leasing, Inc.
                                          A General Partner


Date: August 12, 1997                 By: /s/ Joseph P. Ciavarella
                                          -----------------------------------
                                          Joseph P. Ciavarella
                                          Vice President, Treasurer
                                          and Chief Financial
                                          and Accounting Officer