Form 10-Q
period 1997-09-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 1997-11-14
CIK 849870

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               --------------------------------------

Commission file number             0-18387
                               --------------------------------------

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


      Registrant's telephone number, including area code (415) 434-3900
                                                         --------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                      Pegasus Aircraft Partners II, L.P.
                    Quarterly Report on Form 10-Q for the
                       Quarter Ended September 30, 1997



                              Table of Contents



                                                                   Page

  Part I    FINANCIAL INFORMATION

            Item 1. Financial Statements (unaudited)                 2

                    Balance Sheets - September 30, 1997
                    and December 31, 1996                            2

                    Statements of Income for the three
                    months ended September 30, 1997
                    and 1996                                         3

                    Statements of Income for the nine
                    months ended September 30, 1997
                    and 1996                                         4

                    Statements of Partners' Equity for the
                    nine months ended September 30, 1997
                    and 1996                                         5

                    Statements of Cash Flows for the nine
                    months ended September 30, 1997 and
                    1996                                             6

                    Notes to Financial Statements                    7

            Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                   18


  Part II   OTHER INFORMATION

            Item 1. Legal Proceedings                               22
            Item 5. Other Events                                    24
            Item 6. Exhibits and Reports on Form 8-K                24

                        Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                      PEGASUS AIRCRAFT PARTNERS II, L.P.

          BALANCE SHEETS - SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (unaudited)


                                                             1997                   1996
                                                           (in thousands, except unit data)

                                    ASSETS

Cash and cash equivalents                                  $  6,389               $ 12,831
Restricted cash                                                  --                  2,248
Rent and other receivables (Note 4)                             635                    758
Aircraft, net (Notes 2 and 4)                                55,751                 56,177
Other assets                                                     35                     25
                                                           --------               --------
  Total Assets                                             $ 62,810               $ 72,039
                                                           ========               ========

                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Lease settlement reserve                                 $  3,000               $  3,000
  Accounts payable and accrued expenses                         124                     96
  Payable to affiliates (Note 3)                                378                    636
  Maintenance reserves payable (Note 4)                         439                  2,248
  Notes payable                                               4,751                  4,751
  Deferred income                                             2,825                  3,779
  Distributions payable to partners                           3,004                  2,989
                                                           --------               --------
   Total Liabilities                                         14,521                 17,499
                                                           --------               --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 5)

PARTNERS' EQUITY:
  General Partners                                             (967)                  (904)
  Limited Partners (7,255,000 units outstanding)             49,256                 55,444
                                                           --------               --------
   Total Partners' Equity                                    48,289                 54,540
                                                           --------               --------
        Total Liabilities and Partners' Equity             $ 62,810               $ 72,039
                                                           ========               ========


              The accompanying notes are an integral part of these
                              financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                               1997         1996
                                            ----------    ----------
                                            (in thousands, except unit
                                             data and per unit amounts)

REVENUE:
   Rentals from operating leases            $    3,213    $    3,961
   Interest                                         95           160
                                            ----------    ----------
                                                 3,308         4,121
                                            ----------    ----------

EXPENSES:
   Depreciation and amortization                 1,900         2,703
   Management and re-lease fees (Note 3)           259           268
   Interest expense                                111           156
   General and administrative (Note 3)              69            69
   Direct lease                                     76            59
   Provision for bad debts (Note 4)                 --           640
   Loss in value Kiwi stock (Note 4)                --           119
                                            ----------    ----------
                                                 2,415         4,014
                                            ----------    ----------

NET INCOME                                  $      893    $      107
                                            ==========    ==========

NET INCOME ALLOCATED:
   To the General Partners                  $        9    $        1
   To the Limited Partners                         884           106
                                            ----------    ----------
                                            $      893    $      107
                                            ==========    ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                         $      .12    $      .01
                                            ==========    ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING             7,255,000     7,255,000
                                            ==========    ==========


              The accompanying notes are an integral part of these
                              financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                1997              1996
                                                ----              ----
                                              (in thousands, except unit
                                              data and per unit amounts)

REVENUE:
   Rentals from operating leases            $    8,981        $   11,815
   Interest                                        396               563
                                            ----------        ----------
                                                 9,377            12,378
                                            ----------        ----------

EXPENSES:
   Depreciation and amortization                 5,219             8,113
   Management and re-lease fees (Note 3)           718               850
   Interest expense                                342               506
   General and administrative (Note 3)             251               227
   Direct lease                                    304               246
   Provision for bad debts (Note 4)                 -                640
   Loss in value Kiwi stock (Note 4)                -                155
                                            ----------        ----------
                                                 6,834            10,737
                                            ----------        ----------

NET INCOME                                  $    2,543        $    1,641
                                            ==========        ==========

NET INCOME ALLOCATED:
   To the General Partners                  $       25        $       16
   To the Limited Partners                       2,518             1,625
                                            ----------        ----------
                                            $    2,543        $    1,641
                                            ==========        ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                         $      .35        $     . 22
                                            ==========        ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING             7,255,000         7,255,000
                                            ==========        ==========



              The accompanying notes are an integral part of these
                              financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)



                                       General      Limited
                                       Partners     Partners        Total
                                                 (in thousands)


Balance, January 1, 1997                 $(904)     $ 55,444      $ 54,540

  Net income                                25         2,518         2,543

  Distributions to partners declared       (88)       (8,706)       (8,794)
                                         -----      --------      --------

Balance, September 30, 1997              $(967)     $ 49,256      $ 48,289
                                         =====      ========      ========


Balance, January 1, 1996                 $(816)     $ 64,183      $ 63,367

  Net income                                16         1,625         1,641

  Distributions to partners declared       (88)       (8,706)       (8,794)
                                         -----      --------      --------

Balance, September 30, 1996              $(888)     $ 57,102      $ 56,214
                                         =====      ========      ========




              The accompanying notes are an integral part of these
                              financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                       1997          1996
                                                     --------       --------
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  2,543       $  1,641
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                      5,219          8,113
     Provision for bad debts                               --            640
     Loss arising from securities received
      in a leasing transaction                             --            155
     Change in assets and liabilities:
      Rent and other receivables                         (139)           684
      Other assets                                        (10)            35
      Accounts payable and accrued expenses                28            (77)
      Payable to affiliates                              (258)          (232)
      Interest payable                                     --            (12)
      Deferred income and deposits                     (1,150)        (2,346)
      Unrestricted maintenance reserves payable           439             --
                                                     --------       --------
  Net cash provided by operating activities             6,672          8,601
                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized aircraft improvements                    (4,793)        (1,913)
  Repayment of advances by lessees                        262            338
  Accounts payable arising from
   capitalized aircraft improvements                       --             41
                                                     --------       --------
   Net cash used in investing activities               (4,531)        (1,534)
                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Transfers from restricted cash, net                   2,275             --
  Application of maintenance reserves
   payable to restore aircraft                         (2,275)            --
  Security deposits                                       196             --
  Repayment of notes payable                               --         (1,439)
  Cash distributions paid to partners                  (8,779)        (8,751)
                                                     --------       --------
   Net cash used in financing activities               (8,583)       (10,190)
                                                     --------       --------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                     (6,442)        (3,123)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                               12,831         11,955
                                                     --------       --------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                   $  6,389       $  8,832
                                                     ========       ========

Supplemental schedule of cash flow information:
  Interest paid                                      $    343       $    518
                                                     ========       ========


  The accompanying notes are an integral part of these financial statements

                      PEGASUS AIRCRAFT PARTNERS II, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997
                                 (unaudited)


1.    GENERAL

      The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity and cash flows for the nine months then ended.

      These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1996.

      Certain amounts in the 1996 financial statements presented herein have been reclassified to conform to the classifications used in 1997.


2.    AIRCRAFT

      The Partnership's net investment in aircraft as of September 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                          1997           1996
                                                       ---------       --------

Aircraft on operating leases                           $ 103,543       $ 77,189
Less:  Accumulated depreciation                          (52,870)       (39,518)
      Provision for decline in market
      value of aircraft                                   (8,106)        (3,339)
                                                       ---------       --------
                                                       $  42,567       $ 34,332
                                                       ---------       --------

Aircraft held for lease                                $  46,934       $ 68,495
Less: Accumulated depreciation                           (18,838)       (26,971)
      Reserve for decline in market value
      of aircraft                                         (4,240)        (9,007)
      Amounts received including value
      of aircraft in Lease Settlement accounted
      for under the cost recovery method                 (10,115)       (10,115)
      Reserves for maintenance                              (557)          (557)
                                                       ---------       --------
                                                          13,184         21,845
                                                       ---------       --------
      Aircraft, net                                    $  55,751       $ 56,177
                                                       =========       ========

3.    TRANSACTIONS WITH AFFILIATES

      Management Fees   The General Partners are entitled to receive a quarterly
subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $47,000 and $131,000 of base management fees during the quarter and nine months ended September 30, 1997, respectively.

      The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $130,000 and $364,000 of incentive management fees during the quarter and nine months ended September 30, 1997, respectively.

      Re-lease Fees   The General Partners are entitled to receive a quarterly
subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $82,000 and $223,000 of re-lease fees during the quarter and nine months ended September 30, 1997, respectively.

      Accountable General and Administrative Expenses   The General Partners are
entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $19,000 and $56,000 during the quarter and nine months ended September 30, 1997, respectively, all of which was payable to the Administrative General Partner.

      In the nine months ended September 30, 1997, the Partnership purchased certain equipment and parts relating to the C checks performed and the hushkitting of the 727 non-advanced aircraft and the aircraft cargo conversion from a company owned by the three directors of the Managing General Partner in amounts aggregating approximately $2.3 million. Additionally, the Partnership paid approximately $1.8 million to a licensed maintenance provider in which an affiliate of the Managing General Partner has an equity interest. An engine owned by the Partnership was installed on an aircraft owned by an affiliated partnership during the first quarter and was installed on an aircraft owned by an affiliate of the Managing General Partner during the second quarter. The engine generated rent of $42,000 during the nine months ended September 30, 1997. A Partnership engine was installed on an aircraft owned by an affiliate of the Managing General Partner for a portion of the nine month period and generated rents of $56,000 Additionally during the nine months ended September 30, 1997, the Partnership accrued $90,000 payable to an affiliate of the Managing General Partner, with respect to an engine delivered on the aircraft leased to Falcon Air Express, Inc.

4.    AIRCRAFT LEASES

CONTINENTAL AIRLINES LEASES During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental, originally scheduled to expire on May 31, 1997, with rents of $252,000 per month. Continental also had three two-year renewal options, with rent payable during the first two such renewal periods at the lesser of the then fair market rental value or the rental rate during the initial term, and during the third such renewal period at the then fair market rental rate. In addition, Continental has a right of first refusal to purchase or re-lease the aircraft after the last renewal period on the same terms as those included in any bona fide offer made to the Partnership by a third party. This lease was modified in 1995 and 1996 as discussed below.

      During September 1989, the Partnership acquired a Boeing 727-200 non-advanced aircraft for a total purchase price of $6,116,000, subject to an operating lease with Continental. This aircraft was returned to the Partnership during Continental's bankruptcy, remarketed to Kiwi (and recovered from Kiwi, after Kiwi filed for bankruptcy in late 1996) and was delivered in March 1997 to Falcon Air Express Inc. (see discussion below).

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

      In June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz defaulted. The Partnership recovered the A-300 aircraft in late 1995 and is currently remarketing it. The Partnership estimates that it will spend approximately $2.5 million for a scheduled heavy maintenance check, modifications and FAA mandated work that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance.

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

      Under the DC-10 Restructuring the Partnership received approximately $3,100,000, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remain unchanged. During 1996, Continental and the Partnership reached an agreement to extend the lease of the DC-10 aircraft to June 30, 1998 at a lease rate of $150,000 per month.

      Continental filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy. At September 30, 1997, the Partnership had aircraft modification advances to Continental with a remaining outstanding balance of $30,000, which was being repaid monthly with interest.

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

      Upon execution of the 1993 lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which is being repaid in monthly installments through November 1998 with interest at a fixed rate of 9.70%. At September 30, 1997, the balance of the receivable was $180,000. All 1997 repayments of advances have been made by TWA.

      During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

      Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid in monthly installments through October 1998 with interest at 9.68%. At September 30, 1997, the balance of the receivable was $124,000. All 1997 repayments of advances have been made by TWA.

      In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of deferral over an 18-month period which commenced May 1, 1995. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the US Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent. However, TWA has continued to incur substantial losses and has reduced liquidity. There can be no assurance that it will be able to meet its obligations in the future.

      In mid-1996, as part of a fleet restructuring, TWA returned the L-1011 aircraft it leased from the Partnership. The lease, which provided for monthly rentals of $130,000, was originally scheduled to expire in September 1998. In connection with the return of the L-1011 aircraft TWA paid the Partnership $2,846,000, which represented rents due under the remaining term of the lease, discounted at 5% ("L-1011 Lease Prepayment") plus $3,000,000 as an economic settlement for noncompliance with certain lease return conditions. The lease was terminated, the aircraft was returned and $5,846,000 was received on October 16, 1996. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines. It is possible that the Partnership will lease the engines that were a part of the L-1011 separately and sell the airframe for parts.

      The L-1011 aircraft was originally purchased in 1990 for $18,205,000 (including related fees) and had a net book value of approximately $6.1 million unadjusted for the $3,000,000 economic settlement accounted for as a Lease settlement reserve on the balance sheets at September 30, 1997 and December 31, 1996. Additionally, the L-1011 Lease Prepayment was accounted for as deferred income and will be recognized ratably over the original remaining lease term.

      AEROMEXICO LEASES During July 1992, the Partnership re-leased two McDonnell Douglas DC-9-31 aircraft previously leased to Midway Airlines Inc. ("Midway") to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for terms of approximately five years. The leases which originally provided for quarterly in advance rentals of $234,000 and were scheduled to expire in July 1997 were each extended to January 2000, at a rate of $75,000 per month.

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

      KIWI INTERNATIONAL AIR LINES, INC. - BANKRUPTCY In 1993, the Partnership leased its two Boeing 727-200 aircraft, to Kiwi. The aircraft were originally purchased in 1989 (Non-advanced) and 1990 (Advanced) for purchase prices of $6,261,000 and $10,748,000 respectively (including related fees). The leases were operating leases which required monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced) (collectively, the "Kiwi Leases"). The Kiwi Leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1996, the Kiwi Leases were amended and extended to December 31, 1999. Kiwi was also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered and held by the Partnership. An affiliated partnership and affiliates of the Managing General Partner also own aircraft which were leased to Kiwi.

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

      The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership is subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at approximately $1,000 at September 30, 1997 and December 31, 1996. (See Kiwi bankruptcy discussion below).

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

      In August 1996, the Partnership paid $1.9 million to hushkit the non-advanced 727 aircraft for which Kiwi was to pay an increased lease rate over an extended lease term. The hushkit purchase price was funded out of cash reserves previously generated.

      In June 1996, Kiwi agreed with the FAA to ground 25% of its fleet due to certain pilot training handbook deficiencies. In August 1996, Kiwi and the FAA resolved the deficiencies and Kiwi returned to full capacity. In addition to the FAA grounding, Kiwi's operations were also negatively impacted by the market reaction to the ValuJet incident and as a result, Kiwi did not meet its financial goals. In July 1996, an institutional investor contributed $4,000,000 in return for a convertible note, for up to 32% of Kiwi's common stock and two seats on Kiwi's Board of Directors. The investor had options to invest an additional $6,000,000 in convertible preferred stock which expired in March 1997. Existing shareholders (including directors and employees) were to be given the opportunity to make additional investments.

      Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments for the advanced aircraft and the July rental and June maintenance reserves with respect to the non-advanced aircraft. Kiwi was also unable to make its September rental and August maintenance payments for each aircraft and was placed in default by the Partnership.

      In late September 1996, Kiwi proposed a restructuring of its obligations with certain creditors, including the Partnership. On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi Leases accounted for approximately 11% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $8,100,000 (including the hushkit), at December 31, 1996 (excluding the cost of the heavy maintenance check being completed prior to delivery to Falcon Air Express Inc. discussed below). Additionally, the unpaid balance of the Bellyskin Note, plus interest, was $290,000. On October 15, 1996, Kiwi ceased scheduled flight operations while still exploring financial alternatives. Kiwi rejected both leases as of November 15, 1996. The Partnership recovered the two aircraft, which did not meet return conditions. The Partnership provided an allowance for bad debts in the amount of $640,000 in respect of amounts due at September 30, 1996. The Partnership recovered the aircraft in late 1996 and prepared them for delivery to new lessees, Falcon Air Express, Inc. and Capital Cargo International Airlines, Inc. as discussed below. Kiwi restarted operations in early 1997 after obtaining debtor-in-possession financing. The Partnership filed claims in Kiwi's bankruptcy preserving its rights in the Kiwi estate. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the previously collected maintenance reserves ($2.3 million). The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents and the related maintenance reserve payable was applied against expenditures made to make the aircraft leaseable. In July 1997, the Bankruptcy Court approved a proposal submitted by a group that includes certain of the parties that had provided debtor-in-possession financing to purchase the assets of Kiwi. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

      FALCON AIR EXPRESS, INC. LEASE - In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon") a charter airline with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $2,000,000, a portion of which was expended in 1996. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft and spent approximately $200,000 with respect to maintenance work and committed approximately $400,000 for engine overhaul. Additionally, the Partnership spent $416,000 in connection with the overhaul of the other JT8D-9 engine. The aircraft was delivered to Falcon in March 1997.

      CAPITAL CARGO INTERNATIONAL AIRLINES, INC. LEASE - In January 1997, the Partnership entered into an agreement in principle with Capital Cargo International Airlines, Inc. ("Capital"), a start-up freight carrier, with respect to the 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to finance the conversion of the aircraft to a freighter and complete a C-check (totaling approximately $2.6 million). The Capital Lease ("Capital Lease") lease is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The Capital Lease requires the Partnership to hushkit the aircraft on or before its 1999 C check visit at its own expense (approximately $3 million) at which time the lease rate increases to $139,000 per month. The Capital Lease requires Capital to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital provided a security deposit of $50,000 and is obligated to add $17,000 per month to the security deposit during the lease term until the deposit totals $220,000. The lease was executed and aircraft was delivered to Capital in July 1997.

      In July 1997, in connection with the delivery of the Boeing 727-200 Advanced aircraft to Capital, the Partnership purchased two JT8D-15 engines from an unaffiliated third party for cash of $1,550,000 plus two JT8D-15 engine cores returned with the aircraft by Kiwi. The third engine returned by Kiwi with respect to the aircraft was serviceable.

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

      The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

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

      Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints made state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act.The plaintiffs sought unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions were removed to federal court and two were transferred to the United States District Court for the Southern District of New York and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action was dismissed with the consent of the parties on the grounds that it was duplicative of the two actions that were before the federal court in New York.

      In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchase of various limited partnership interests. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation.

      In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated, et al. was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al. was filed in Arizona Superior Court. Collectively, the two additional actions were brought by approximately 50 plaintiffs and sought compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At September 30, 1997, the Partnership's unrestricted cash and cash equivalents of $6,389,000 was primarily invested in commercial paper. This amount was $6,442,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1996 of $12,831,000. This decrease in unrestricted cash was attributable to the amount by which cash distributions to partners and capitalized aircraft improvements exceeded cash generated by operating activities, collections of advances to lessees, security deposits received and the unrestricted maintenance reserves, (see Footnote 4, "Aircraft Leases" and Footnote 5 "Litigation") during the nine months ended September 30, 1997.

      Rent and other receivables, net, decreased $123,000 from $758,000 at December 31, 1996 to $635,000 at September 30, 1997. This was due to the continued repayment of advances by Continental and TWA.

      The Partnership had made advances to Continental aggregating $900,000 under the lease agreements with Continental of which $30,000 remained outstanding at September 30, 1997. All related payments have been made when due.

      The Partnership's leases with TWA for the Lockheed L-1011 and McDonnell Douglas MD-82 aircraft were modified and extended during April 1993. Upon execution of the lease amendments, the Partnership advanced $1,300,000 to TWA to finance certain major maintenance procedures which had been performed on the two aircraft. TWA agreed to repay these amounts to the Partnership over the applicable remaining lease terms in equal monthly installments with interest at a fixed rate of 450 basis points over the equivalent term U.S. treasury obligations (9.68% and 9.70% for the initial advances). At September 30, 1997, the balance of the advances to TWA aggregated $304,000.

      Other assets increased $10,000 from $25,000 at December 31, 1996 to $35,000 at September 30, 1997. Such amounts are primarily prepaid expenses.

      The payable to affiliates decreased $258,000 to $378,000 at September 30, 1997 from $636,000 at December 31, 1996. The decrease was attributable to the payment of fees previously accrued but unpaid to the Administrative General Partner. As part of the class action settlement, the fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class action members. (See Footnote 5, "Litigation").

      Deferred rental income and deposits was $2,825,000 at September 30, 1997 as compared to $3,779,000 at December 31, 1997. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement and the L-1011 Lease Prepayment partially offset by the collection of security deposits.

      The Partnership continues to actively remarket the A-300 and search for alternatives relating to the L-1011 aircraft, both of which are currently off lease. The Partnership expended approximately $7.6 million with respect to aircraft delivered to Falcon and Capital (including approximately $600,000 spent in 1996), including $2 million spent in July 1997 for engines. The Partnership utilized the reserves collected from Kiwi to partially offset these expenditures.

      The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the third quarter of 1997 was paid on October 24, 1997 at an annualized rate equal to 8.0% of contributed capital ($.40 per Unit). The Partnership's current cash distribution rate exceeds the level of cash provided by operating activities. While the Partnership's liquidation remains strong in the near term, future distributions could be impacted by the ability to remarket the A-300 and L-1011 aircraft.

      Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 70% of the cash distributions paid to the partners for the three months ended September 30, 1997 (71% for the nine months then ended) constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 81% of the cash distributions paid to the partners from the inception of the Partnership through September 30, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.


RESULTS OF OPERATIONS

      The Partnership's net income was $893,000 and $2,543,000 for the quarter and nine months ended September 30, 1997 ("1997 Quarter" and "1997 Period", respectively) as compared to $107,000 and $1,641,000 for the quarter and nine months ended September 30, 1996 ("1996 Quarter" and "1996 Period", respectively).

      The increase in the Partnership's net income for the 1997 Quarter and 1997 Period was principally due to the fact that the Partnership incurred the provision for bad debts and loss in value of Kiwi stock which aggregated $759,000 and $795,000 during the 1996 Quarter and 1996 Period, respectively. No such amounts were incurred during the 1996 Period. (See "Liquidity and Capital Resources" and Footnote 4 to the Financial Statements, "Aircraft Leases" for a discussion of Continental.). The decrease in rental income in the 1997 Quarter and 1997 Period as compared to the prior year periods was offset by a similar decrease in depreciation.

      Rental income decreased by $748,000 and $2,834,000, or 19% and 24% in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period. The decrease was substantially attributable to the income recognized during the

1996 Quarter and 1996 Period with respect to the DC-10 Restructuring as well as the fact that the 727 non-advanced aircraft and the 727 advanced aircraft formerly leased to Kiwi were off lease for part of the 1997 Period prior to delivery to Falcon and Capital, respectively.

      Interest income decreased $65,000 and $167,000, or 41% and 30%, for the 1997 Quarter and 1997 Period, in comparison to the 1996 Quarter and 1996 Period, respectively. This decrease was primarily attributable to the utilization during 1997 of a portion of the cash reserves held by the Partnership for improvements in aircraft as well as the reduction (due to repayment) of advances to lessees, on which interest is earned.

      Depreciation and amortization expense decreased $803,000 and $2,894,000, or 30% and 36%, for the 1997 Quarter and 1997 Period in comparison to the 1996 Quarter and 1996 Period, respectively. The decrease was attributable to the decrease in depreciation relating to the DC 10-10 aircraft as well as the reduction in depreciation expense with respect to the A-300 aircraft and the L-1011 aircraft which were off lease during the 1997 Quarter and 1997 Period (thus no depreciation was recognized).

      Management and re-lease fees for the 1997 Quarter and 1997 Period, decreased by $9,000 and $132,000 or 3% and 16%, respectively, in comparison to the 1996 Quarter and 1996 Period primarily because of the decrease in rental income which serves as the bases upon which certain management and re-lease fees are calculated. The decrease in the 1997 Period as compared to the 1996 Period is greater than the decrease in the comparative quarters because the two ex Kiwi aircraft which were off lease for a portion of the 1997 Period were generating rents for all or substantially all of the 1997 Quarter. The Partnership provided an allowance for bad debts with respect to two months of rent generated in the 1996 Quarter by the then Kiwi aircraft, on which no fees were incurred.

      Interest expense for the 1997 Quarter and 1997 Period, decreased by $45,000 and $164,000 or 29% and 32% in comparison to the 1996 Quarter and 1996 Period, primarily because of the December 1996 refinancing which lowered the amount outstanding and reduced the interest rate.

      General and administrative expenses were similar but increased by $24,000 or 0% and 11% during the 1997 Quarter and 1997 Period respectively, as compared to the 1996 Quarter and 1996 Period which was consistent with the Partnership's level of operations.

      Direct lease expenses increased by $17,000, and $58,000 in the 1997 Quarter and 1997 Period, or 29% and 24% as compared to the 1996 Quarter and 1996 Period, respectively, due primarily to storage costs and technical consulting costs related to the ex-Kiwi aircraft which were off lease during a portion of the 1997 Period.

      At September 30, 1996 the Partnership provided an allowance for bad debts in the amount of $640,000 which represented rents, advances (Bellyskin Note) and related interest due from Kiwi (See Footnote 5, "Kiwi Bankruptcy"). No such amounts were provided in the 1997 Period and 1997 Quarter.

      Additionally, at September 30, 1996, the Partnership recognized a loss of $155,000 ($119,000 was recognized in the 1996 Quarter) with respect to Kiwi securities received in prior transactions. The securities are carried at a nominal value (See Footnote 5, "Kiwi Bankruptcy").

                          Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

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

      The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partners' (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

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

      Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints made state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act.The plaintiffs sought unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions were removed to federal court and two were transferred to the United States District Court for the Southern District of New York and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action was dismissed with the consent of the parties on the grounds that it was duplicative of the two actions that were before the federal court in New York.

      In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchase of various limited partnership interests. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation.

      In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate. Bandrowski v. PaineWebber Incorporated, et al. was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al. was filed in Arizona Superior Court. Collectively, the two additional actions were brought by approximately 50 plaintiffs and sought compensatory damages of approximately $4 million plus punitive damages. In March 1997, all of these actions were settled.

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


Item 5  Other Events

      In September 1997, Richard S. Wiley purchased Richard W. Doust's interest in Pegasus Capital Corporation ("PCC"), the parent of Pegasus Aircraft Management Corp., the Managing General Partner of the Partnership. Mr. Wiley now owns a controlling interest in PCC. Mr. Doust retains his position as a senior officer and director of the Managing General Partner.


Item 6  Exhibits and Reports on Form 8-K

      (a)   None

      (b) The Partnership did not file any Form 8-K during the third quarter of the fiscal year ending December 31, 1997.

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


                                 Pegasus Aircraft Partners II, L.P.
                                 (Registrant)


                                 By:   Air Transport Leasing, Inc.
                                       A General Partner


Date:  November 7, 1997                By:   /s/ Joseph P. Ciavarella
                                             ------------------------
                                             Joseph P. Ciavarella
                                             Vice President, Treasurer
                                             and Chief Financial
                                             and Accounting Officer