Form 10-K
period 1997-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 1998-03-31
CIK 849870

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     December 31, 1997
                          ------------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number          0-18387
                       ---------------------------------------------------------

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

Registrant's telephone number, including area code (415)434-3900 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  |X|    No |_|

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

                       Pegasus Aircraft Partners II, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1997

Table of Contents
-----------------

                                                                           Page
                                                                           ----
Part I
------

Item 1      Business......................................................  1
Item 2      Properties....................................................  14
Item 3      Legal Proceedings.............................................  14
Item 4      Submission of Matters to a Vote
              of Security Holders.........................................  16


Part II
-------

Item 5      Market for Registrant's Common Equity
              and Related Stockholder Matters.............................  16
Item 6      Selected Financial Data.......................................  17
Item 7      Management's Discussion and
            Analysis of Financial Condition
              and Results of Operations...................................  18
Item 8      Financial Statements..........................................  F-1
Item 9      Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure........................................  25


Part III
--------

Item 10     Directors and Executive Officers
              of the Registrant...........................................  26
Item 11     Executive Compensation........................................  28
Item 12     Security Ownership of Certain
              Beneficial Owners and Management............................  28
Item 13     Certain Relationships and
              Related Transactions........................................  30

Part IV
-------

Item 14     Exhibits, Financial Statement Schedules
              and Reports on Form 8-K.....................................  31

                                   PART I
                                   ------

Item 1.     Business
            --------

General
-------


      Pegasus Aircraft Partners II, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on April 26, 1989. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly owned subsidiary of Pegasus Capital Corporation, and Air Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly owned subsidiary of Paine Webber Group Inc. (collectively, the "General Partners").

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

      The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership may reinvest the proceeds from sales of aircraft occurring prior to August 21, 1998, provided that the aggregate amount of sales proceeds so reinvested will in no event exceed $60,000,000, and provided further that prior to any such reinvestment the Partnership distributes to the Limited Partners cash in an amount sufficient to pay any federal and state income taxes to be incurred by Limited Partners as a result of the aircraft sale. Thereafter, the net proceeds of any sales of aircraft will be distributed to all partners.

Impact of the Year 2000 Issue
-----------------------------

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations in the year 2000 causing disruptions of operations of the Partnership, its lessees, or general partners.

      The Partnership has already reviewed and identified its computer systems that are subject to Year 2000 risk. Accordingly, the Partnership has commenced the remediation of all systems not Year 2000 compliant. Remediation and testing of such systems will be completed in advance of Year 2000. The costs of such remediation is expensed as incurred and will not be material to the Partnership's financial position or results of operations.

      The Partnership has also initiated communication with lessees and vendors to determine the extent to which the Partnership is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Partnership has not yet completed its communication with its lessees and vendors. As a result, the Partnership can not determine at this time the extent, if any, to which the Partnership may be exposed to financial risk from the inability of the Partnership's lessees and vendors to remediate their own Year 2000 issues.

Outlook for the Airline and Aircraft Leasing Industries
-------------------------------------------------------

The US airline industry had a profitable year in 1997, which continued the industry's profitability trend. The demand for used aircraft was reflected in, for the most part, stable lease rates for such aircraft. 1997 also continued a recent upward trend in aircraft production. Continental Airlines, Inc. ("Continental") continued to report positive financial results in 1997 and USAirways Group Inc., (formerly USAir, Inc.) ("US Air") continued to show financial improvements. Trans World Airlines Inc. significantly narrowed its loss in 1997, increased its liquidity and continued its fleet rationalization program. Although analysts foresee a profitable 1998, TWA has yet to achieve sustained profitability. Aeromexico enjoyed both increased profits and cashflow in 1997. Aircraft leasing continues to be a highly competitive business and the Partnership's lessees continue to face significant competitive challenges.

New Accounting Pronouncements, Issued But Not Yet Effective
-----------------------------------------------------------

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The Partnership does not expect this pronouncement to materially impact the reporting of the Partnership's results of operations.

Recent Partnership Developments
-------------------------------

      Immediately below is a table which shows the December 31, 1997 appraised value of the Partnership's aircraft to be approximately $62.0 million, or approximately 42% of the original acquisition cost (excluding acquisition-related fees) plus related capital expenditures. Based upon these appraised values, adjusted for the effect of the Continental, Emery and TNT deals discussed in Item 8, Footnote 5, "Aircraft," Footnote 13, "Commitments" and Footnote 14, "Subsequent Events", as if these events had occurred as of December 31, 1997 and which aggregate $1.50, the Partnership's net asset value at December 31, 1997 was equal to $8.14 per Unit. It should be noted that these are only estimates of values as of that date, and not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of nor does this represent the values that may be realized upon the disposition of a Unit.

      The following table describes the Partnership's aircraft portfolio at December 31, 1997:

                                                          December    Current
                                                            1997       Lease       Original      Noise     Cumulative     Cumulative
 Current           Aircraft       Ownership  Acquisition  Appraised  Expiration    Delivery    Abatement      Flight        Flight
  Lessee             Type          Interest   Costs (1)    Value (2)   Date (3)       Date     Compliance    Hours (4)    Cycles (4)
---------        ------------     ---------  -----------  ----------  ---------    ----------  ----------   ----------   -----------
                                            (in millions)(in millions)
Aerovias de
Mexico, S.A.     McDonnell
de C.V.          Douglas DC-9-31     100%      $  8.9       $  3.4     10/31/99       1970       Stage 2       62,104       58,796

Aerovias de
Mexico, S.A.     McDonnell
de C.V.          Douglas DC-9-31     100          8.9          3.5     2/25/00        1971       Stage 2       67,430       64,144

Continental      Boeing 727-200
Airlines, Inc.   Advanced            100          4.5(8)       2.9     5/31/99        1973       Stage 2       71,597       50,360

Continental      Boeing 727-200
Airlines, Inc.   Advanced            100          4.1(8)       2.3     1/31/98(12)    1973       Stage 2       71,596       50,364

Continental      McDonnell
Micronesia Inc.  Douglas DC-10-10    100         18.3          7.7     6/30/98        1973       Stage 3       79,586       29,145

(7)              Airbus Industrie
                 A300-B4-103         100         28.1          5.2       (7)          1979       Stage 3       46,226       19,527

Falcon Air       Boeing 727-200
Express Inc.     Non-Advanced(9)     100         11.9          5.4       4/02         1970       Stage 3       73,964       54,386

Capital Cargo    Boeing 727-200
International    Advanced(10)        100         14.5          8.3       7/05         1973       Stage 2       58,460       30,441
Airlines Inc.

Trans World      McDonnell
Airlines.        Douglas MD-82       100         21.0         15.4     11/01/04       1983       Stage 3       44,984       23,053

(11)             Lockheed
                 L-1011              100         17.7          1.7       (11)         1974       Stage 3       61,209       22,907

US Airways       McDonnell
Group, Inc.      Douglas MD-81        50 (5)     10.0          6.2    6/01/01(6)      1982       Stage 3       43,528       39,104
                                               ------        -----
                                               $147.9        $62.0
                                               ======        =====

Notes: (1)  Acquisition costs do not include related acquisition fees of $3.0 million paid to the General Partners. The cost amounts shown include capital expenditures incurred during 1997, 1996, 1995, 1994 and 1993 of $5.2 million, $2.5 million, $26,000, $.3 million and $2.2 million, respectively. Such amounts include two Boeing 727-200 Advanced aircraft received in connection with the A-300 settlement. The 1997 amount is net of the application of maintenance reserves to restore aircraft of approximately $2.2 million.

      (2) The December 1997 appraised values were determined by an independent aircraft appraisal firm. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease. It should be noted that appraisals are only estimates of value and should not be relied on as measures of realizable value.

      (3) Lease expiration dates do not include renewal options unless exercised.

      (4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 1997, except they are as of February 6, 1998 with respect to the Boeing 727-200 aircraft formerly leased to Continental which was returned to the Partnership upon the expiration of the lease on January 31, 1998, January 3, 1998 with respect to the McDonnell Douglas MD-81 leased to US Airways Group Inc. and November 30, 1997 with respect to the Boeing 727-200 aircraft leased to Falcon Air Express, Inc.

      (5) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership.

      (6) During 1997, US Air exercised its three year renewal, extending the lease to June 2001.

      (7) Aircraft off lease at December 31, 1997. The value shown represents the appraised value of the engines and a purchase offer for the airframe.

      (8) Represents aircraft received in connection with the A-300 settlement.

      (9) This aircraft was delivered to Falcon Air Express, Inc. ("Falcon") in March 1997.

      (10)  Aircraft was converted to cargo configuration in early 1997.

      (11) Lease terminated and aircraft returned on October 1996. TWA prepaid the lease, on a discounted basis and paid the Partnership $3,000,000 in lieu of meeting certain lease return conditions. The aircraft value is based upon a current purchase offer.

      (12) The aircraft was returned upon the expiration of the lease and committed it to TNT Transport International B.V. for a term of approximately four years. The Partner also committed to finance the cargo conversion and hushkit of engines at a budgeted cost of approximately 4.5 million.

      The following is a description of the principal financial terms of the leases listed in the table.

      a. Continental Airlines Leases During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental. This lease was modified in 1995 and 1996 as discussed below and at December 31, 1997, the aircraft was subject to a lease scheduled to expire on June 30, 1998 which provided for rentals of $150,000 per month.

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

      During August 1990, the Partnership acquired an Airbus Industrie Model A300-B4-103 ("A-300") aircraft for a total purchase price of $28,070,000, subject to an operating lease with Continental, originally scheduled to expire on December 29, 2000 and with monthly rentals, in advance, of $312,000.

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

      In June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz defaulted. The Partnership recovered the A-300 aircraft and is currently remarketing it. The Partnership estimates that it would cost approximately $2.5 million for a scheduled heavy maintenance check, modifications and FAA mandated work that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance. However, subsequent to December 31, 1997 the Partnership determined that the cost of market conditions for this type of aircraft the recovery of its investment plus any incremental investment would be problematic and the Partnership began entertaining purchase offers. At December 31, 1997 the Partnership provided a writedown of $1.1 million to reflect a current informal purchase offer for the airframe plus the appraised value of the engines.

      On November 15, 1995, the Partnership reached an agreement with Continental regarding the settlement for the lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 Aircraft lease ("DC-10 Restructuring").

      Under the terms of the A-300 Lease Settlement, the Partnership received a cash payment of approximately $3,721,000, including approximately $325,000 as reimbursement for certain integration and transaction expenses for the Akdeniz remarket, and (i) title to a Boeing 727-200 advanced aircraft subject to lease with Continental for a term of approximately 26 months at a lease rate of $85,000 per month. ("Continental 727 No. 1") (ii) title to a second Boeing 727-200 advanced aircraft subject to a lease with Continental for a term of 42 months at a lease rate of $85,000 per month ("Continental 727 No.2"). Additionally, the Partnership received approximately $557,000 as an economic settlement in lieu of Continental performing certain maintenance work and meeting the return conditions required by the A-300 lease. The lease of the Continental 727 No. 1 expired January 31, 1998 and the aircraft was returned to the Partnership. The Partnership and Continental are currently discussing each party's compliance with the return condition of the aircraft and the related liability as well as Continental's compliance with the lease. The Partnership entered into an agreement in principle to lease the aircraft for a term of four years to TNT Transport International B.V. ("TNT") a foreign cargo carrier and has begun to convert the aircraft to cargo configuration at a budgeted cost of approximately $4,500,000, including a low gross weight hushkit.

      Under the DC-10 Restructuring the Partnership received approximately $3,100,000 in cash, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remained unchanged. During 1996, Continental and the Partnership reached an agreement to extend the lease of the DC-10 aircraft to June 30, 1998 at a lease rate of $150,000 per month. In late 1997 the Partnership and Continental entered into discussions to extend the lease of the DC-10 aircraft for a term of approximately 15 months beyond the scheduled expiration date at the same lease rate. (See Item 7, Management's Discussion of and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements, Footnote 13, Commitments for further discussion of the Partnership's plans for this aircraft.)

      Continental filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy all of which had been repaid as of January 1998.

      b. Trans World Airlines, Inc. Lease During December 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $20,763,000, subject to an operating lease with TWA, which was originally scheduled to expire on April 13, 1993, but was amended and extended until November 1, 1998 with monthly rental payments, in advance, of $185,000. As described below, this lease was further extended to November 2004 during TWA's prepackaged bankruptcy in 1995.

      Upon execution of the 1993 lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to

TWA to finance certain major maintenance procedures, which being repaid in monthly installments through November 1998 with interest at a fixed rate of 9.70%. At December 31, 1997, the balance of the receivable was $140,000. All 1998 payments to date have been made by TWA.

      During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

      Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid in monthly installments through October 1998 with interest at 9.68%. At December 31, 1997, the balance of the receivable was $94,000. All 1998 repayments of advances have been made by TWA.

      In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of deferral over an 18-month period which commenced May 1, 1995. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the US Bankruptcy Code. On August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent. TWA has narrowed its losses and improved its liquidity although it has yet to achieve sustained profitability. There can be no assurance that it will be able to meet its obligations in the future.

      In mid-1996, as part of the fleet restructuring, TWA returned the L-1011 aircraft it leased from the Partnership. The lease, which provided for monthly rentals of $130,000, was originally scheduled to expire in September 1998. In connection with the return of the L-1011 aircraft TWA paid the Partnership $2,846,000, which represented rents due under the remaining term of the lease, discounted at 5% ("L-1011 Lease Prepayment") plus $3,000,000 as an economic settlement for noncompliance with certain lease return conditions. The lease was terminated, the aircraft was returned and $5,846,000 was received on October 16, 1996. While the Partnership's L-1011 has been advertised for lease and the Managing General partner has made inquiries of potential lessees, there has been little interest in the aircraft on the part of potential lessees.

Given the number of L-1011s that are currently available for lease or purchase and the fact that the Partnership's L-1011 requires a significant maintenance check, the General Partners believe it is likely that the Partnership will seek to sell the aircraft and engines. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines.

      At December 31,1997 the L-1011 aircraft had an economic value of approximately $1.7 million (net book value of $5.8 million adjusted for the $3 million economic settlement accounted for on the cost recovery basis and the unearned portion of the L-1011 Lease Prepayment reflected as deferred income at December 31, 1997 and a writedown of $300,000 to reflect current market value of the aircraft).

      c. Aeromexico Leases During July 1992, the Partnership re-leased two McDonnell Douglas DC-9-31 aircraft previously leased to and repossessed from Midway Airlines Inc. ("Midway") to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for terms of approximately five years. The leases, which originally provided for quarterly rentals in advance of $234,000, were scheduled to expire in July 1997; one lease was extended to October 31, 1999 (with Aeromexico given the right, subject to notice to extend to February 2000) and one of which was extended to February 2000, each at a rate of $75,000 per month.

      The DC-9-31 aircraft had originally been acquired in March and April 1990 for purchase prices aggregating $14,295,000. At the time the Partnership repossessed these two aircraft from Midway, the aircraft were in need of substantial maintenance work. As a precondition to accepting the aircraft for lease, Aeromexico required the Partnership to complete the needed maintenance procedures and also to make certain capital improvements to the aircraft. The Partnership incurred approximately $5.5 million in completing these maintenance procedures and capital improvements prior to delivery of the aircraft to Aeromexico.

      d. USAirways Group Inc. ("USAIR") During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. The aircraft is subject to an operating lease with USAir, which is scheduled to expire to June 1, 2001 pursuant to the renewal option exercise by USAir in 1997. Rental payments are payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase the aircraft at its then fair market value at the end of any renewal term.

      The aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. Under the TBT lease, the Trust, as the owner of the aircraft and the tax lessee under the TBT lease, has agreed to indemnify the tax lessor if certain anticipated tax benefits are lost by the tax lessor as a result of, among other things, acts or omissions by the Trust, breach of covenants by the Trust under the TBT lease, loss or damage to the aircraft or use of the aircraft outside the United States. The TBT lease requires that a letter of credit be posted to collateralize this obligation. The Partnership shares in one-half of the annual cost of the letter of credit and is obligated for one-half of any calls on the letter of credit.

      The letter of credit has a current face amount of approximately $1.2 million. The letter of credit agreement originally obligated the Partnership to deposit $35,000 per quarter (beginning on June 1, 1992) as cash collateral to collateralize the Partnership's obligation under the letter of credit agreement. In July 1995, the Partnership consummated an agreement with the issuer of the letter of credit under which the issuer released its interest in the cash in the cash collateral account and eliminated the requirement for future deposits to such account.

      Under the operating lease, the lessee, USAir, has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. USAir has not posted a letter of credit to collateralize this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of action by the lessee, the Partnership and Pegasus Aircraft Partners, L.P. through the trust will be responsible for the loss to the tax lessor until and if the lessee performs under its indemnification. There have been no calls on the letter of credit through December 31, 1997.

      The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners, L.P. or the Partnership. Pegasus Aircraft Partners, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other.

      e. Kiwi International Air Lines, Inc. - Bankruptcy In 1993, the Partnership leased its two Boeing 727-200 aircraft to Kiwi. The aircraft were originally purchased in 1989 (Non-advanced) and 1990 (Advanced) for purchase prices of $6,261,000 and $10,748,000, respectively (including related fees). The leases were operating leases which required monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced) (collectively, the "Kiwi Leases"). The Kiwi Leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1996, the Kiwi Leases were amended and extended to December 31, 1999. Kiwi was also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered and held by the Partnership. An affiliated partnership and affiliates of the Managing General Partner also own aircraft which were leased to Kiwi.

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

      The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at approximately $1,000 at September 30, 1997 and December 31, 1996 (see Kiwi bankruptcy discussion below).

      During 1994, the Partnership funded approximately $633,000 of costs primarily related to compliance with certain FAA airworthiness directives, $308,000 of which was scheduled to be repaid by Kiwi over a one-year period. In March 1996, Kiwi signed a promissory note ("Bellyskin Note") scheduling the repayment of this amount over eighteen months which began June 1, 1996, with interest from February 1997 at 12% per annum.

      In August 1996, the Partnership paid $1.9 million to hushkit the non-advanced 727 aircraft for which Kiwi was to pay an increased lease rate over an extended lease term. The hushkit purchase price was funded out of cash reserves previously generated.

      During 1996, in part because of the grounding of certain aircraft by the FAA as the result of pilot handbook deficiencies and the market reaction to the ValuJet incident, Kiwi did not meet its financial goals. Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments for the advanced aircraft and the July rental and June maintenance reserves with respect to the non-advanced aircraft. Kiwi was also unable to make its September rental and August maintenance payments for each aircraft and was placed in default by the Partnership.

      On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi Leases accounted for approximately 11% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $8,100,000 (including the hushkit), at December 31, 1996 (excluding the cost of the heavy maintenance check being completed prior to delivery to Falcon Air Express Inc. discussed below). Additionally, the unpaid balance of the Bellyskin Note, plus interest, was $290,000 at that time. On October 15, 1996, Kiwi ceased scheduled flight operations and rejected both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $640,000 with respect of amounts due at September 30, 1996 and did not record any revenue beyond that date. The Partnership recovered the aircraft in late 1996 and prepared them for delivery to new lessees, Falcon Air Express, Inc. and Capital Cargo International Airlines, Inc. as discussed below. The Partnership filed claims in Kiwi's bankruptcy for all unpaid items and rejection damages. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the previously collected maintenance reserve ($2.3 million). The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents and utilized thereof a portion against expenditures to make the aircraft leasable. In July 1997, the Bankruptcy Court approved a proposal submitted by a group that includes certain of the parties that had provided debtor-in-possession financing to purchase the assets of Kiwi. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

 f. Falcon Air Express, Inc. Lease In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $2,700,000, $600,000 of which was expended in 1996. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft and spent approximately $700,000 with respect to maintenance work on one engine returned by Kiwi. The aircraft was delivered to Falcon in March 1997. Maintenance reserves previously collected from Kiwi of approximately $1,104,000 were applied to such costs to restore the aircraft.

      g. Capital Cargo International Airlines, Inc. Lease In January 1997, the Partnership entered into an agreement in principle with Capital Cargo International Airlines, Inc. ("Capital"), a start-up freight carrier, with respect to the 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to finance the conversion of the aircraft to a freighter and complete a C-check (totaling approximately $2.4 million). The Capital Cargo Lease ("Capital Cargo Lease") is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The Capital Cargo Lease requires the Partnership to hushkit the aircraft on or before its 1999 C-check visit at its own expense (approximately $3 million) at which time the lease rate increases to $139,000 per month. The Capital Lease requires Capital to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital provided a security deposit of $50,000 and is obligated to add $17,000 per month to the security deposit during the lease term until the deposit totals $220,000. The lease was executed and aircraft was delivered to Capital in July 1997.

      In July 1997, in connection with the delivery of the aircraft to Capital, the Partnership purchased two JT8D-15 engines from an unaffiliated third party for cash of $1,550,000 plus two JT8D-15 engine cores returned with the aircraft by Kiwi. Maintenance reserves previously collected from Kiwi of approximately $1,144,000 were applied to such costs to restore the aircraft.

      The Partnership continues to actively remarket the A-300 and search for alternatives relating to the L-1011 aircraft, both of which are currently off lease. The Partnership utilized the reserves collected from Kiwi to partially offset these expenditures.

Significant Lessees
-------------------

      The Partnership leased its aircraft to six different airlines (and leased engines separately to a two others) during 1997. Revenue from each of three airlines which accounted for greater than 10% of the total rental revenue of the Partnership during 1997 are as follows:

                    Airline                Percentage of Total Rental Revenue
      -------------------------------      ----------------------------------
      Continental Airlines, Inc.*                       33%(1)
      Trans World Airlines, Inc.                        30%(1)
      Aerovias de Mexico S.A. de C.V.                   15%

      * Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

      (1) Includes the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

Safety Requirements and Aircraft Aging
--------------------------------------

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

                          Aircraft     Flight       Flight      Estimated
   Aircraft                 Age         Cycle        Hour          AD
    Type                 Threshold    Threshold    Threshold      Costs
    ----                 ---------    ---------    ---------      -----
                          (Years)
Boeing 727                  20         60,000          N/A    $1,100,000
Boeing 737                  20         75,000          N/A    $  934,000
Boeing 747                  20         20,000*         N/A    $3,400,000
McDonnell Douglas DC-9      20        100,000       75,000    $   79,000
McDonnell Douglas MD-80     20         75,000       75,000    $    4,000
McDonnell Douglas DC-10    None        42,000       60,000    $  187,000

      * Substantially cycle limited

      Flight cycle and flight hour information with respect to the Partnership's aircraft are included in the aircraft portfolio table included earlier on Page 3.

      The Partnership's leases generally require the lessees to bear the costs of compliance with ADs which require action during the lease terms. The only exceptions relate to the McDonnell Douglas DC-10 aircraft on lease to Continental, and the two McDonnell Douglas DC-9-31 aircraft on lease to Aeromexico. Under certain circumstances, for these leases the Partnership is obligated to share in the costs of complying with certain ADs. All of the Partnership's Boeing 727 aircraft have had the major calendar modifications performed as required. It is anticipated that the 60,000-cycle aging modifications will not be due to be performed until approximately the end of or beyond the end of, each of the leases.

      Overall, the General Partners believe that the increased maintenance costs mandated for older aircraft may have some negative impact on re-lease and resale values for these planes, but mitigating this, compliance with the ADs should also serve to prolong the revenue lives of the affected aircraft.

Aircraft Noise Regulations
--------------------------

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

Competition
-----------

      The aircraft leasing industry is highly competitive. The Partnership competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and greater experience than the Partnership. Such competitors may lease aircraft at lower rates than the Partnership and provide benefits, such as direct maintenance, crews, support services and trade-in privileges, which the Partnership does not intend to provide. Competitors may include certain affiliates of the General Partners.

Employees
---------

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

Item 2.     Properties
            ----------

      The Partnership does not own or lease any physical properties other than the aircraft which are discussed in Item 1 of this Report, "Business", which is incorporated herein by reference.

Item 3.     Legal Proceedings
            -----------------

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

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

      On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnerships Actions.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement. The District Court must still determine the extent of attorneys fees to be awarded to plaintiffs' counsel which will be paid from the settlement fund, so that the remainder of the monies can be distributed to class members.

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

      Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints made state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs sought unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions were removed to federal court and two were transferred to the United States District Court for the Southern District of New York and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action was dismissed with the consent of the parties on the grounds that it was duplicative of the two actions that were before the federal court in New York.

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

      In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate, Bandrowski v. PaineWebber Incorporated, et al. was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al. was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages. In March 1997, the Abbate, Bandrowski and Barstad actions were settled.

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

      On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and the Partnership recovered the aircraft. See Item 8, Note 5 Aircraft Under Operating Lessees for a discussion of the related litigation.

      The Partnership was also involved in litigation with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997 with the payment by the Partnership of amounts due and the receipt by the Partnership of certain equipment.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

      There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

      As of March 1, 1998, the number of Limited Partners of record was approximately 8,133.

The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 1997 and 1996:

                           Amount Of
                         Distribution
           Period          Per Unit    Record Date          Payment Date
           ------          --------    -----------          ------------
      1st Quarter 1997       $.40      March 31, 1997       April 25, 1997

      2nd Quarter 1997        .40      June 30, 1997        July 25, 1997

      3rd Quarter 1997        .40      September 30, 1997   October 24, 1997

      4th Quarter 1997        .40      December 31, 1997    January 23, 1998

      1st Quarter 1996        .40      March 31, 1996       April 25, 1996

      2nd Quarter 1996        .40      June 30, 1996        July 25, 1996

      3rd Quarter 1996        .40      September 30, 1996   October 25, 1996

      4th Quarter 1996        .40      December 31, 1996    January 24, 1997

      Total distributions to all partners for 1997 and 1996 were made as follows (in thousands):

                                          1997           1996
                                         -------       -------
      Limited Partners                   $11,608       $11,608
      General Partners                       117           117
                                         -------       -------
                                         $11,725       $11,725
                                         -------       -------

      Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 89%, 75% and 83%, respectively, of the cash distributions paid to the partners for the years ended December 31, 1997, 1996 and 1995 constituted a return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 1997 constituted a return of capital. However, the total actual return on capital over the Partnership's life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

Item 6.     Selected Financial Data
            -----------------------

      The following selected financial data of the Partnership was derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report.

                                                         As of December 31,
                                                     or Year Ended December 31,
                                           -----------------------------------------------
                                             1997      1996      1995      1994      1993
                                           -------   -------   -------   -------   -------
                                               (in thousands, except per unit amounts)
Rental Revenue                             $12,183   $15,231   $14,026   $15,537   $14,985
Net Income                                   1,255     2,898     2,019     1,413     1,549
Net Income per Limited
  Partnership Unit                             .17       .40       .28       .19       .21
  Distributions per Partnership Unit (1)      1.60      1.60      1.60      1.60      1.60

Total Assets                                58,273    72,039    80,799    86,350    95,842
Notes Payable                                4,751     4,751     6,638     7,382     7,735
Partners' Equity                            44,070    54,540    63,367    73,073    83,385

-------------------
(1) Distribution amounts are reflected during the period in which the cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such period.


      (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".) As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

Item 7.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
                  Condition and Results of Operations
                  -----------------------------------

      The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements of the Partnership and the Notes thereto. This report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties, the Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources
-------------------------------

      The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

      Cash distributions declared and cash distributions paid by the Partnership were approximately $11.7 million ($1.60 per Unit) in each of 1997, 1996 and 1995, respectively. Net cash provided by operating activities was $8.9 million in 1997, $13.5 million in 1996 and $17.6 million in 1995. In the aggregate, for this three-year period net cash provided by operating activities totaled $40.0 million and cash distributions declared by the Partnership totaled $35.1 million. In 1996, the Partnership received $3,000,000 as part of the lease settlement and return of the L-1011 by TWA in lieu of TWA complying with certain lease return conditions. Such amount was accounted for on the cost recovery basis and thus was not included in cash from operating activities. Additionally, in 1995, the Partnership received the A-300 Lease Settlement proceeds, a portion of which was accounted for under the cost recovery method and thus, was not included in cash from operating activities.

      Partnership equity declined by approximately $10,518,000 from December 31, 1996 to December 31, 1997 as a result of the declaration and payment of cash distributions to the partners in excess of the Partnership's net income. This resulted primarily from the fact that, unlike net income, cash flow generated from operations, which is the source of the cash utilized to make the distributions, is not reduced by depreciation expense and provisions for decline in market value of aircraft attributable to the Partnership's aircraft.

      At December 31, 1997, the Partnership had $2,771,000 of unrestricted cash and cash equivalents in excess of declared, but unpaid, distributions to the partners. This represents a decrease of $7,071,000 from a similarly computed amount at December 31, 1996 of $9,842,000, this is attributable primarily to the capital improvement made in 1997 net of maintenance reserves applied as well as the fact that because the cash distribution right exceeded cash generated from operations, adjusted for collection of advances, certain of the cash reserves generated in prior periods from various settlements were utilized to fund distributions to partners.

      Rent and other receivables decreased by $187,000 from $758,000 at December 31, 1996 to $571,000 at December 31, 1997. This decrease is primarily the result of the continued repayment of deferred rentals and advances by Continental and TWA during 1997.

      The payable to affiliates decreased by $297,000 from $636,000 at December 31, 1996 to $339,000 at December 31, 1997 principally due to the payment of amounts previously deferred on a voluntary basis by the Administrative General Partner. Such amounts were assigned by an affiliate to an escrow account for the benefit of the class action members of the Administrative General Partner in connection with the class action settlement. (See Item 8, Note 10, "Litigation" for a complete description).

      Deferred income and deposits decreased by $1,195,000 from $3,779,000 at December 31, 1996 to $2,584,000 at December 31, 1997. This decrease was attributable to the amortization of amounts recognized in connection with the A-300 Lease Settlement and the L-1011 Lease Settlement received in 1996 offset by the collection of security deposits totalling $556,000 during 1997.

      During 1997, the Partnership invested $7.6 million in capitalized aircraft improvements and maintenance checks, of which $2.3 million was funded by the application of maintenance reserves collected from Kiwi in prior periods. During 1997, the Partnership delivered one 727-200 aircraft to Falcon and a second to Capital Cargo. The L-1011 aircraft and the A-300 remained off lease during 1997. In early 1998, the Partnership received informal offers to purchase these aircraft. Based upon the offers received, the Partnership recognized a provision for decline in market value of approximately $1.4 million to recognize the decrease in value of these aircraft. There can be no assurance that either offer will result in the consummation of a sale. However, if the aircraft are sold, the Partnership may utilize such proceeds, to the extent permitted under the Partnership Agreement, to invest (along with the $3,000,000 L-1011 return condition settlement received in 1996) in additional used aircraft subject to lease or may distribute such amounts to partners.

      In the fourth quarter of 1997, the Partnership entered into discussions with lessee regarding the DC 10-10 aircraft, the lease of which is scheduled to expire on June 30, 1998. Continental Micronesia agreed in principle to extend the lease for an additional fifteen months (through September 30, 1999) at the current lease rate ($150,000 per month). Upon the expiration of the extended lease, the Partnership would convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed an agreement in principle which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two year renewal at a monthly lease rate of $200,000, followed by three additional two year renewal options at the then fair market rental. Emery provided a security deposit of $109,000 at December 31, 1997.

      The workscope under the aircraft modification agreement requires the investment of approximately $8.0 million by the Partnership. Additionally, the Partnership is committed to fund in 1999 the hushkit for the 727 leased to Capital, which is expected to cost approximately $3 million. In early 1998, Continental returned one 727-200 ADV aircraft the lease of which expired January 31, 1998. The Partnership and Continental are discussing each party's compliance with return conditions required by the lease. Continental's position is that the airframe exceeded return condition requirements and that the engines net the aggregate return condition requirements; the Partnership believes that the engines failed to meet return conditions and agree generally regarding the airframe. The ultimate resolution is unknown at this time. The Partnership entered into an agreement in principle to deliver this aircraft to TNT Transport International B.V. for a term of approximately four years. In conjunction with the agreement in principle, the Partnership agreed to convert the aircraft to cargo configuration and hushkit the engines at a budgeted cost of approximately $4.5 million. In all the Partnership has capital commitments of $15.5 million. The Partnership currently has $5.2 million available under its $10 million borrowing facility. The Partnership is permitted to borrow up to 35% of the original offering proceeds ($50,785,000). The Partnership has commenced discussions with the lender to increase the amount available under the borrowing facility. However, there can be no assurance that the Partnership will be able to obtain additional borrowings. The Partnership may have to utilize cash from operations to finance such cost, thus potentially reducing distribution to partners.

Litigation
----------

See Item 3, "Legal Proceedings", for a discussion of certain class action lawsuits.

Results of Operations
---------------------

      Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under operating leases.

      Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 1997, were paid for by the lessees or funded out of maintenance reserves collected. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft, the cost of the letter of credit required under the terms of the TBT lease on the McDonnell Douglas MD-81 leased to USAir, the amortization of costs incurred in connection with the Aeromexico leases, the costs of storing the A-300 aircraft and the costs relating to the recovery of the Kiwi aircraft.

      The Partnership also records depreciation expense pertaining to the aircraft and incurs interest expense and management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services.

1997 as compared to 1996

      The Partnership's net income was $1,255,000 for the year ended December 31, 1997 ("1997 Period") as compared to $2,898,000 for the year ended December 31, 1996 ("1996 Period").

      The decrease in the Partnership's net income for the 1997 Period was principally due to the decrease in rental income in the 1997 Period as compared to the 1996 Period and the writedowns required in the 1997 Period partially offset by a decrease in depreciation.

      Rental income decreased by $3,048,000 or 20% in the 1997 Period as compared to the 1996 Period. The decrease was substantially attributable to the income recognized during the 1996 Period with respect to the DC-10 Restructuring as well as the fact that the two 727 non-advanced aircraft formerly leased to Kiwi were off lease for part of the 1997 Period prior to delivery to Falcon and Capital.

      Interest income decreased $269,000 or 37% for the 1997 Period. This decrease was primarily attributable to the utilization during 1997 of a significant portion of the cash reserves held by the Partnership for improvements in aircraft as well as the reduction (due to repayment) of advances to lessees, on which interest is earned.

      Depreciation and amortization expense decreased $1,838,000 or 19% for the 1997 Period in comparison to the 1996 Period. The decrease was attributable to the decrease in depreciation relating to the DC 10-10 aircraft as well as the reduction in depreciation expense with respect to the L-1011 aircraft both of which were off lease during the 1997 Period (thus no depreciation was recognized). The A-300 aircraft was off lease in each period.

      The Partnership provided writedowns aggregating $1,400,000 to reflect the loss in value of the A-300 aircraft and the L-1011 aircraft at December 31, 1997; writedowns of $100,000 were provided in the 1996 period.

      Management and re-lease fees for the 1997 Period, decreased by $92,000 or 9% in comparison to the 1996 Period primarily because of the decrease in rental income which serves as the basis upon which certain management and re-lease fees are calculated.

      Interest expense for the 1997 Period, decreased by $219,000 or 32% in comparison to the 1996 Period, primarily because of the December 1996 refinancing which lowered the average amount of debt outstanding and reduced the interest rate.

      General and administrative expenses decreased by $18,000 or 5% in the 1997 Period as compared to the 1996 Period which was consistent with the Partnership's level of operations.

      Direct lease expenses decreased by $12,000 or 3% in the 1997 Period as compared to the 1996 period, due primarily to storage costs and technical consulting costs related to the ex-Kiwi aircraft which were off lease during a portion of the 1997 Period.

      At December 31, 1996 the Partnership provided an allowance for bad debts in the amount of $640,000 which represented rents, advances (Bellyskin Note) and related interest due from Kiwi (See Footnote 5, "Kiwi Bankruptcy"). No such amounts were provided in the 1997 Period.

      Additionally, in the 1996 Period, the Partnership recognized a loss of $155,000 with respect to Kiwi securities received in prior transactions. The securities are carried at a nominal value (See Footnote 5, "Kiwi Bankruptcy").

1996 as compared to 1995

      The increase in the Partnership's net income for the year ended December 31, 1996 ("1996 Period") as compared to the year ended December 31, 1995 ("1995 Period") was attributable to the rental income recognized with respect to the two 727-200 aircraft received in the A-300 Lease Settlement, partially offset by the effect of the Kiwi bankruptcy (the Partnership did not record any rental revenue with respect to Kiwi beyond the bankruptcy date), the provision for bad debts and loss in value of stock. Further, net income was positively impacted because interest income increased due primarily to an increase in cash available for investment, interest expense decreased due to the continued repayment of outstanding indebtedness and the necessity for provisions for decline in market valued decreased. However, net income was reduced in the 1996 Period as compared to the 1995 Period between aircraft direct lease costs relating to insurance, storage of the A-300 and the recovery of the Kiwi aircraft increased substantially.

      Rental income increased by $1,205,000, or 9% in the 1996 Period, as compared to the 1995 Period reflecting the difference between the income recognized with respect to the A-300 Lease Settlement (including the rent associated with the two 727 aircraft received in the Lease settlement) and DC-10 Restructuring in the 1996 Period and the rents recognized in the 1995 Period, which included the DC-10-10 rentals at the original lease rate ($252,000) and the rents recognized under the A-300 Lease under which rentals of $312,000 were recognized in January 1995 and reduced rents ($150,000 per month) were recognized in February through May 1995. This increase was partially offset by the impact of the Kiwi bankruptcy filing. The Partnership did not recognize any rental revenue after the bankruptcy filing and recovered the aircraft in late

1996 after Kiwi rejected the leases (see Item 8, Financial Statements, Note 5, "Kiwi- Bankruptcy") for a further discussion.

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

      Management and re-lease fees for the 1996 Period, decreased by $93,000 or 8%, in comparison to the 1995 Period primarily because of the amounts certain of the amounts received in the A-300 Settlement and DC 10-10 Restructuring in 1995 were accounted for under the cost recovery method (making the base upon which certain fees are deemed different), partially offset by an increase in rental revenue recognized and net income (adjusted for depreciation) in 1996, which serve as bases upon which such fees are derived.

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

Inflation and Changing Prices
-----------------------------

      Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 1997. However, market and worldwide economic conditions and changes in federal regulations have in the past, and may in the future, affect the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect subsequent lease rates and the eventual selling prices of the aircraft.

Item 8.     Financial Statements
            --------------------

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------


List of Financial Statements
----------------------------
                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2

Balance Sheets -- December 31, 1997 and 1996                                 F-3

Statements of Income for the years ended
      December 31, 1997, 1996 and 1995                                       F-4

Statements of Partners' Equity for the years ended
      December 31, 1997, 1996 and 1995                                       F-5

Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                                       F-6

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

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                                      Coopers & Lybrand L.L.P.

New York, New York
March 23, 1998

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                 BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
                 -------------------------------------------

                                    ASSETS
                                    ------

                                                               1997           1996
                                                             --------       --------
                                                        (in thousands, except unit data)
Cash and cash equivalents (Note 4)                           $  5,705       $ 12,831
Restricted cash (Notes 1 and 5)                                    --          2,248
Rent and other receivables, net (Note 5)                          444            758
Aircraft, net (Notes 5, 9, 12, 13 and 14)                      52,098         56,177
Other assets                                                       26             25
                                                             --------       --------
   Total Assets                                              $ 58,273       $ 72,039
                                                             ========       ========


                       LIABILITIES AND PARTNERS' EQUITY
                       --------------------------------

LIABILITIES:

   Lease settlement reserve (Note 5)                         $  3,000       $  3,000
   Accounts payable and accrued expenses                          123             96
   Payable to affiliates (Note 7)                                 211            636
   Maintenance reserves collected (Notes 1 and 5)                 591          2,248
   Notes payable (Note 6)                                       4,751          4,751
     Deferred income and deposits (Note 5)                      2,584          3,779
     Distributions payable to partners                          2,943          2,989
                                                             --------       --------
     Total Liabilities                                         14,203         17,499
                                                             --------       --------

CONTINGENCIES (Notes 5, 6, 10, 12, 13 and 14)

PARTNERS' EQUITY:

   General Partners                                            (1,008)          (904)
   Limited Partners (7,255,000 units outstanding
     in 1997 and 1996)                                         45,078         55,444
                                                             --------       --------
     Total Partners' Equity                                    44,070         54,540
                                                             --------       --------
      Total Liabilities and Partners' Equity                 $ 58,273       $ 72,039
                                                             ========       ========

  The accompanying notes are an integral part of these financial statements.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                             STATEMENTS OF INCOME
                             --------------------

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
             ----------------------------------------------------

                                               1997        1996          1995
                                            ----------   ----------   ----------
                                              (in thousands, except unit data
                                                    and per unit amounts)
REVENUE:
   Rentals from operating leases            $   12,183   $   15,231   $   14,026
   Interest                                        467          736          601
                                            ----------   ----------   ----------
                                                12,650       15,967       14,627
                                            ----------   ----------   ----------


EXPENSES:
   Depreciation and amortization                 7,863        9,701        9,662
   Writedowns (Note 5)                           1,400          100          450
   Management and re-lease fees (Note 7)           977        1,069        1,162
   Interest                                        455          674          839
   General and administrative (Note 7)             316          334          298
   Direct lease (Note 7)                           384          396          197
   Loss in value of securities (Note 5)             --          155           --
   Provisions for bad debts                         --          640           --
                                            ----------   ----------   ----------
                                                11,395       13,069       12,608
                                            ----------   ----------   ----------


NET INCOME                                  $    1,255   $    2,898   $    2,019
                                            ==========   ==========   ==========

NET INCOME ALLOCATED:
   To the General Partners                          13           29           20
   To the Limited Partners                       1,242        2,869        1,999
                                            ----------   ----------   ----------
                                            $    1,255   $    2,898   $    2,019
                                            ==========   ==========   ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                         $      .17   $      .40   $      .28
                                            ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
   LIMITED PARTNERSHIP
   UNITS OUTSTANDING                         7,255,000    7,255,000    7,255,000
                                            ==========   ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
             ----------------------------------------------------

                                              General     Limited
                                             Partners     Partners       Total
                                             --------     --------     --------
                                                      (in thousands)
Balance, December 31, 1994                   $   (719)    $ 73,792     $ 73,073

   Net income                                      20        1,999        2,019

Distribution to partners declared                (117)     (11,608)     (11,725)
                                             --------     --------     --------

Balance, December 31, 1995                       (816)      64,183       63,367

   Net income                                      29        2,869        2,898

Distributions to partners declared               (117)     (11,608)     (11,725)
                                             --------     --------     --------

Balance, December 31, 1996                       (904)      55,444       54,540

   Net income                                      13        1,242        1,255

Distributions to partners declared               (117)     (11,608)     (11,725)
                                             --------     --------     --------

Balance, December 31, 1997                   $ (1,008)    $ 45,078     $ 44,070
                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
             ----------------------------------------------------

                                                    1997        1996        1995
                                                  --------    --------    --------
                                                         (in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  1,255    $  2,898    $  2,019
   Adjustments to reconcile net income to net
   cash
     provided by operating activities:
       Depreciation and amortization                 7,863       9,701       9,662
       Writedowns                                    1,400         100         450
       Provision for bad debts                          --         640          --
       Maintenance funds received from lessee
         in lease settlement                            --          --         557
       Loss from securities received in leasing
         transaction                                    --         155          --
       Change in assets and liabilities:
         Rent and other receivables                     53         711         590
         Other                                         (47)         77          56
         Accounts payable and accrued expenses          27         (98)         56
         Deferred income                            (1,751)       (449)      3,733
         Payable to affiliates                        (425)       (257)        442
         Unrestricted maintenance reserves
         collected                                     591          --          --
                                                  --------    --------    --------
            Net cash provided by operating
            activities                               8,966      13,478      17,565
                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft costs                       (5,240)     (2,496)        (26)
   Lease settlement reserve                             --       3,000          --
   Lease settlement proceeds accounted for
   under the cost
     recovery method                                    --          --       1,565
   Repayment of advances by lessees                    363         448         422
                                                  --------    --------    --------
            Net cash (used in) provided by
            investing
                activities                          (4,877)        952       1,961
                                                  --------    --------    --------

  The accompanying notes are an integral part of these financial statements.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995 (continued)
       ----------------------------------------------------------------

                                                    1997        1996        1995
                                                  --------    --------    --------
                                                        (in thousands)
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Security deposits                              $    556          --          --
   Proceeds from notes payable                          --    $  4,751    $     --
   Repayment of notes payable                                   (6,638)       (744)
   Cash distributions paid to partners             (11,771)    (11,667)    (11,725)
   Other                                                --          --         385
                                                  --------    --------    --------
            Net cash used in financing
            activities                             (11,215)    (13,554)    (12,084)
                                                  --------    --------    --------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                 (7,126)        876       7,442

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                12,831      11,955       4,513
                                                  --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                           $  5,705    $ 12,831    $ 11,955
                                                  ========    ========    ========

Supplemental schedule of cash flow information:

   Interest paid                                  $    456    $    719    $    841
                                                  ========    ========    ========
   Restricted maintenance reserves
   collected, net
     of maintenance drawdowns                     $     --    $    144    $    668
                                                  ========    ========    ========

NONCASH TRANSACTIONS
Leased aircraft received in lease
    settlement accounted for under the cost
    recovery method                               $     --    $     --    $  8,550

Distributions to partners declared but
    unpaid                                        $  2,943    $  2,989    $  2,931

Other assets and deferred income removed
   from the books related to Kiwi bankruptcy      $     --    $    444    $     --

Transfers from restricted cash utilized to
   restore aircraft                               $  2,248    $      --   $     --

  The accompanying notes are an integral part of these financial statements.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                              DECEMBER 31, 1997
                              -----------------

1.    SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------

      Basis of Presentation Pegasus Aircraft Partners II, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft and tax and other indemnity provisions described below. Actual results could differ from such estimates.

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

      Aircraft and Depreciation The aircraft are recorded at cost, which includes acquisition costs and the acquisition fee and the financial management advisory fee paid to the General Partners. Depreciation to an estimated salvage value (in general, 10%) is computed using the straight-line method over an estimated economic life of twelve years. Major improvements to aircraft are capitalized when incurred and depreciated over the useful life of the improvement. The Partnership evaluates these costs based upon changes in market conditions in accordance with generally accepted accounting principles and accordingly, records a writedown to recognize loss in the value of an aircraft when the General Partners believe that the recoverability of the Partnership's investment in an aircraft has been impaired. Proceeds received in lease settlements are accounted for under the cost recovery method when based upon third party appraisals and market conditions, there has been a diminution to the carrying value of the aircraft.

      Tax Benefit Transfer Lease The McDonnell Douglas MD-81 aircraft under lease to USAirways Group, Inc. ("US Air"), was purchased subject to a tax benefit transfer lease which provided for the transfer of the investment tax credits and depreciation deductions with respect to

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


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

      Maintenance Reserve Funds Two of the Partnership's former leases required the lessee to make monthly payments to maintenance reserve funds administered by the Partnership. These funds are included in restricted cash on the balance sheets through December 31, 1996. Additionally the partnership entered into two leases in 1997 which require the lessees to make maintenance reserve deposits which can be drawn on a basis similar to the one described above.

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

      The Partnership received stock and rights to warrants of the lessee in connection with two of its leases. The Partnership recorded the securities at their estimated value and previously recognized a portion of such associated income ratably over the respective lease terms. The Partnership stopped recognizing such income in the fourth quarter of 1994 and wrote down the securities to nominal value in 1996. (See Note 5, "Aircraft - Kiwi Bankruptcy").

      Lease settlement payments received in connection with the termination or modification of a lease of an aircraft, the carrying value of which has not been impaired, are recognized ratably over the remaining original lease term in the case of a lease termination and over the modified lease term in connection with a lease modification.

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

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                     ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


      Reclassifications Certain reclassifications have been made to the 1995 financial statements to conform to the classifications used in 1996.

      Statement 128

      FASB 128 had no impact on the Partnership's computation of per unit values in any year presented.

      New Accounting Pronouncements, Issued But Not Yet Effective In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The Partnership does not expect this pronouncement to materially impact the reporting of the Partnership's results of operations.

2.    ORGANIZATION OF THE PARTNERSHIP
      -------------------------------

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

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


3.    PARTNERSHIP ALLOCATIONS
      -----------------------

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


4.    CASH EQUIVALENTS
      ----------------

      At December 31, 1997, the Partnership held short-term commercial paper with various maturities as follows:

                                                    Purchase
         Issuer               Purchase Date           Price         Par value
         ------               -------------           -----         ---------
                                                  (in thousands)  (in thousands)
 Prudential                 December 19, 1997      $      2,540   $      2,550
 Ford Motor Company Inc.    December 23, 1997               572            575
 American Express Inc.      December 31, 1997               499            500
                                                   -------------  -------------

                                                   $      3,611   $      3,625
                                                   =============  =============

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


 5.    AIRCRAFT
       --------

                          Net Investment in Aircraft
                          --------------------------

      The Partnership's net investment in aircraft as of December 31, 1997 and 1996 consisted of the following (in thousands):

                                                            1997         1996
                                                         ---------    ---------
 Aircraft on operating leases                            $ 103,990    $  77,189
 Less: Accumulated depreciation                            (55,513)     (39,518)
        Writedowns                                          (8,143)      (3,339)
                                                         ---------    ---------
                                                         $  40,334    $  34,332
                                                         ---------    ---------

 Aircraft held for lease or sale                         $  46,934    $  68,495
 Less: Accumulated depreciation                            (18,839)     (26,971)
        Writedowns                                          (5,659)      (9,007)
        Amounts received, including value of
          aircraft, in Lease Settlement accounted
          for under the cost recovery method               (10,115)     (10,115)
        Reserves for maintenance                              (557)        (557)
                                                         ---------    ---------
                                                            11,764       21,845
                                                         ---------    ---------
                                                         $  52,098    $  56,177
                                                         =========    =========

                           Rent and Other Receivables
                           --------------------------

      Rents and other receivables composed the following at December 31, 1997 and 1996 (in thousands):

                                                            1997         1996
                                                         ---------    ---------
Rent receivables                                         $     494    $     440
Advances to lessees                                            516          879
Accrued interest and other                                      74           79
                                                         ---------    ---------
                                                             1,084        1,398
Allowance for bad debts                                       (640)        (640)
                                                         ---------    ---------

Rent and other receivables                               $     444    $     758
                                                         =========    =========

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


                          Financial Terms of Leases
                          -------------------------

      a. Continental Airlines Leases During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental. This lease was modified in 1995 and 1996 as discussed below and at December 31, 1997, the aircraft was subject to a lease scheduled to expire on June 30, 1998 which provided for rentals of $150,000 per month.

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

      During August 1990, the Partnership acquired an Airbus Industrie Model A300-B4-103 ("A-300") aircraft for a total purchase price of $28,070,000, subject to an operating lease with Continental, originally scheduled to expire on December 29, 2000 and with monthly rentals, in advance, of $312,000.

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

      In June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz defaulted. The Partnership recovered the A-300 aircraft and is currently remarketing it. The Partnership estimates that it would cost approximately $2.5 million for a scheduled heavy maintenance check, modifications and FAA mandated work that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance. However, subsequent to December 31, 1997 the Partnership determined that the cost of market conditions for this type of aircraft the recovery of its investment plus any incremental investment would be problematic and the Partnership began entertaining purchase offers. The Partnership provided a writedown of $1.1 million to reflect a current purchase offer for the

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


airframe plus the appraisal value for the engines.

      On November 15, 1995, the Partnership reached an agreement with Continental regarding the settlement for the lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 Aircraft lease ("DC-10 Restructuring").

      Under the terms of the A-300 Lease Settlement, the Partnership received a cash payment of approximately $3,721,000, including approximately $325,000 as reimbursement for certain integration and transaction expenses for the Akdeniz remarket, and (i) title to a Boeing 727-200 advanced aircraft subject to lease with Continental for a term of approximately 26 months at a lease rate of $85,000 per month. ("Continental 727 No. 1") (ii) title to a second Boeing 727-200 advanced aircraft subject to a lease with Continental for a term of 42 months at a lease rate of $85,000 per month ("Continental 727 No.2"). Additionally, the Partnership received approximately $557,000 as an economic settlement in lieu of Continental performing certain maintenance work and meeting the return conditions required by the A-300 lease. The lease of the Continental 727 No. 1 expired January 31, 1998 and the aircraft was returned to the Partnership. The Partnership and Continental are currently discussing each party's compliance with the return condition of the aircraft and the related liability as well as Continental's compliance with the lease. The Partnership entered into an agreement in principle to lease the aircraft for a term of four years to TNT Transport International B.V. ("TNT") a foreign cargo carrier and has begun to convert the aircraft to cargo configuration at a budgeted cost of approximately $4,500,000, including a low gross weight hushkit.

      Under the DC-10 Restructuring the Partnership received approximately $3,100,000 in cash, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remained unchanged. During 1996, Continental and the Partnership reached an agreement to extend the lease of the DC-10 aircraft to June 30, 1998 at a lease rate of $150,000 per month. In late 1997 the Partnership and Continental entered into discussions to extend the lease of the DC-10 aircraft for a term of approximately 15 months at the same lease rate. (See Item 7, "Management's Discussion of and Analysis of Financial Condition and Results of Operations" and Item 8 Financial Statements, Footnote 13, "Commitments" for further discussion of the Partnership's plans for this aircraft.)

      Continental filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy all of which had been repaid as of January 1998.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


      b. Trans World Airlines, Inc. Lease During December 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $20,763,000, subject to an operating lease with TWA, which was originally scheduled to expire on April 13, 1993, but was amended and extended until November 1, 1998 with monthly rental payments, in advance, of $185,000. As described below, this lease was further extended to November 2004 during TWA's prepackaged bankruptcy in 1995.

      Upon execution of the 1993 lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which being repaid in monthly installments through November 1998 with interest at a fixed rate of 9.70%. At December 31, 1997, the balance of the receivable was $140,000. All 1998 payments to date have been made by TWA.

      During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

      Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid in monthly installments through October 1998 with interest at 9.68%. At December 31, 1997, the balance of the receivable was $94,000. All 1998 repayments of advances have been made by TWA.

      In mid-October 1994, because of operating and financial problems, TWA announced that it would seek a global restructuring of its capital by offering common stock for its debt securities, preferred stock obligations and lease deferrals negotiated with aircraft lessors such as the Partnership ("Exchange Offer") with the objective of an orderly financial reorganization through a prepackaged bankruptcy filing. In conjunction with this restructuring, TWA and the Partnership agreed ("TWA Agreement") to a deferral of 50% of the rent scheduled for November 1994, and 75% of the rent scheduled from December 1994 to April 1995 for the MD-82 aircraft (50% of the December 1994 through April 1995 rent with respect to the L-1011 aircraft) followed by a return to the original payment schedule. All rents deferred during the November 1994 to April 1995 period were repaid with interest at 12% from the date of deferral over an 18-month period which commenced May 1, 1995. Additionally, TWA and the Partnership agreed to extend the lease of the MD-82 aircraft six years beyond the scheduled expiration date (to November 2004) at the current lease rate of $185,000 per month. On June 30, 1995, TWA filed its prepackaged reorganization plan under Chapter 11 of the US Bankruptcy Code. On

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


August 23, 1995 the reorganization plan which included the foregoing lease modification was confirmed by the Bankruptcy Court and TWA emerged from bankruptcy. TWA has made all rental payments, advance repayments and payments of deferred rent. TWA has narrowed its losses and improved its liquidity although it has yet to achieve substantial profitability. There can be no assurance that it will be able to meet its obligations in the future.

      In mid-1996, as part of the fleet restructuring, TWA returned the L-1011 aircraft it leased from the Partnership. The lease, which provided for monthly rentals of $130,000, was originally scheduled to expire in September 1998. In connection with the return of the L-1011 aircraft TWA paid the Partnership $2,846,000, which represented rents due under the remaining term of the lease, discounted at 5% ("L-1011 Lease Prepayment") plus $3,000,000 as an economic settlement for noncompliance with certain lease return conditions. The lease was terminated, the aircraft was returned and $5,846,000 was received on October 16, 1996. While the Partnership's L-1011 has been advertised for lease and the Managing General partner has made inquiries of potential lessees, there has been little interest in the aircraft on the part of potential lessees. Given the number of L-1011s that are currently available for lease or purchase and the fact that the Partnership's L-1011 requires a significant maintenance check, the General Partners believe it is likely that the Partnership will seek to sell the aircraft and engines. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines.

      At December 31, 1997 the L-1011 aircraft had economic value of approximately $1.7 million (net book value of $5.8 million adjusted for the $3 million economic settlement accounted for on the cost recovery basis on the balance sheets and the unearned portion of the L-1011 Lease Prepayment reflected as deferred income at December 31, 1997, and a writedown of aircraft of $300,000 to reflect current market value of the aircraft).

      c. Aeromexico Leases During July 1992, the Partnership re-leased two McDonnell Douglas DC-9-31 aircraft previously leased to and repossessed from Midway Airlines Inc. ("Midway") to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for terms of approximately five years. The leases which originally provided for quarterly rentals in advance of $234,000, were scheduled to expire in July 1997; one lease was extended to October 31, 1999 (with Aeromexico given the right subject to notice to extend to February 2000) and one of which was extended to February 2000 each at a rate of $75,000 per month.

      The DC-9-31 aircraft had originally been acquired in March and April 1990 for purchase prices aggregating $14,295,000. At the time the Partnership repossessed these two aircraft from Midway, the aircraft were in need of substantial maintenance work. As a precondition to accepting the aircraft for lease, Aeromexico required the Partnership to complete the needed

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


maintenance procedures and also to make certain capital improvements to the aircraft. The Partnership incurred approximately $5.5 million in completing these maintenance procedures and capital improvements prior to delivery of the aircraft to Aeromexico.

      d. USAirways ("USAir") Lease During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. The aircraft is subject to an operating lease with US Air which is scheduled to expire June 1, 2001 pursuant to the renewal option exercised by USAir in 1997. Rental payments are payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). USAir also has three additional one-year renewal options at fair market rental rates. USAir may elect to purchase the aircraft at its fair market value at the end of any renewal term.

      The aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. Under the TBT lease, the Trust, as the owner of the aircraft and the tax lessee under the TBT lease, has agreed to indemnify the tax lessor if certain anticipated tax benefits are lost by the tax lessor as a result of, amount other things, acts or omissions by the Trust, breach of covenants by the Trust under the TBT lease, loss or damage to the aircraft or use of the aircraft outside the United States. The TBT lease requires that a letter of credit be posted to collateralize this obligation. The Partnership is obligated for one-half the annual cost of the letter of credit as well as any calls on the letter of credit.

      The letter of credit has a current face amount of approximately $1.2 million. The letter of credit agreement obligated the Partnership to deposit $35,000 per quarter (beginning on June 1, 1992) as cash collateral to collateralize the Partnership's obligation under the letter of credit agreement. In July 1995, the Partnership consummated an agreement with the issuer of the letter of credit under which the issuer released its interest in substantially all of the cash in the cash collateral account and eliminated the requirement for future deposits to such account.

      Under the operating lease, the lessee, USAir, Inc., has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. US Air has not posted a letter of credit to collateralize this obligation. As a result of the foregoing, if the tax

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


lessor draws on the letter of credit as a result of an action by the lessee, the Partnership and Pegasus Aircraft Partners, L.P., through the Trust, will be responsible for the loss to the tax lessor until and if the lessee performs under its indemnification. There have been no calls against the letter of credit through December 31, 1997.

      The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners, L.P. or the Partnership, and Pegasus Aircraft Partners, L.P. and the Partnerships have agreed to indemnify each other for any loss occasioned by the acts of the other.

      e. Kiwi International Air Lines, Inc. - Bankruptcy In 1993, the Partnership leased its two Boeing 727-200 aircraft to Kiwi. The aircraft were originally purchased in 1989 (Non-advanced) and 1990 (Advanced) for purchase prices of $6,261,000 and $10,748,000, respectively (including related fees). The leases were operating leases which required monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced) (collectively, the "Kiwi Leases"). The Kiwi Leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1996, the Kiwi Leases were amended and extended to December 31, 1999. Kiwi was also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered and held by the Partnership. An affiliated partnership and affiliates of the Managing General Partner also own aircraft which were leased to Kiwi.

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

      The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. The Partnership was subject to significant restrictions on its ability to dispose of these securities. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at approximately $1,000 at December 31, 1997 and December 31, 1996 (see Kiwi bankruptcy discussion below).

      During 1994, the Partnership funded approximately $633,000 of costs primarily related to compliance with certain FAA airworthiness directives, $308,000 of which was scheduled to be repaid by Kiwi over a one-year period. In March 1996, Kiwi signed a promissory note ("Bellyskin Note") scheduling the repayment of this amount over eighteen months which began

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------

June 1, 1996 with interest from February 1997 at 12% per annum.

      In August 1996, the Partnership paid $1.9 million to hushkit the non-advanced 727 aircraft for which Kiwi was to pay an increased lease rate over an extended lease term. The hushkit purchase price was funded out of cash reserves previously generated.

      During 1996, inpart because of the grounding of certain aircraft by the FAA as the result of pilot handbook deficiencies and the market reaction to the ValuJet incident, Kiwi did not meet its financial goals. Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments for the advanced aircraft and the July rental and June maintenance reserves with respect to the non-advanced aircraft. Kiwi was also unable to make its September rental and August maintenance payments for each aircraft and was placed in default by the Partnership.

      On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi Leases accounted for approximately 11% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $8,100,000 (including the hushkit), at December 31, 1996 (excluding the cost of the heavy maintenance check being completed prior to delivery to Falcon Air Express Inc. discussed below). Additionally, the unpaid balance of the Bellyskin Note, plus interest, was $290,000 at that time. On October 15, 1996, Kiwi ceased scheduled flight operations and rejected both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $640,000 with respect of amounts due at September 30, 1996 and did not record any revenue beyond that date. The Partnership recovered the aircraft in late 1996 and prepared them for delivery to new lessees, Falcon Air Express, Inc. and Capital Cargo International Airlines, Inc. as discussed below. The Partnership filed claims in Kiwi's bankruptcy for all unpaid items and rejection damages. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the previously collected maintenance reserve ($2.3 million). The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents and utilized thereof a portion against expenditures to make the aircraft leasable. In July 1997, the Bankruptcy Court approved a proposal submitted by a group that includes certain of the parties that had provided debtor-in-possession financing to purchase the assets of Kiwi. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

      f. Falcon Air Express, Inc. Lease In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------

provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $2,700,000, $600,000 of which was expended in 1996. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft and spent approximately $700,000 with respect to maintenance work on one engine returned by Kiwi. The aircraft was delivered to Falcon in March 1997. Maintenance reserves previously collected from Kiwi of approximately $1,104,000 were applied to such costs to restore the aircraft.

      g. Capital Cargo International Airlines, Inc. Lease In January 1997, the Partnership entered into an agreement in principle with Capital Cargo International Airlines, Inc. ("Capital"), a start-up freight carrier, with respect to the 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to finance the conversion of the aircraft to a freighter and complete a C-check (totaling approximately $2.4 million). The Capital Cargo Lease ("Capital Cargo Lease") is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The Capital Cargo Lease requires the Partnership to hushkit the aircraft on or before its 1999 C-check visit at its own expense (approximately $3 million) at which time the lease rate increases to $139,000 per month. The Capital Lease requires Capital to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital provided a security deposit of $50,000 and is obligated to add $17,000 per month to the security deposit during the lease term until the deposit totals $220,000. The lease was executed and aircraft was delivered to Capital in July 1997.

      In July 1997, in connection with the delivery of the aircraft to Capital, the Partnership purchased two JT8D-15 engines from an unaffiliated third party for cash of $1,550,000 plus two JT8D-15 engine cores returned with the aircraft by Kiwi. Maintenance reserves previously collected from Kiwi of approximately $1,144,000 were applied to such costs to restore the aircraft.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


Significant Lessees
-------------------

      The Partnership leased its aircraft to six different airlines during 1997. Revenues from each of airlines which accounted for greater than 10% of the Partnership's total rental revenue during 1997, 1996 and 1995 are as follows:

      Airlines                            Percentage of Rental Revenue(2)
      --------                            -------------------------------
                                          1997        1996(1)       1995
                                          ----        -------       ----
      Continental Airlines, Inc.*          33%         44%           33%
      Trans World Airlines, Inc.           30           25           27
      Aerovias de Mexico S.A. de C.V.      15           12           13
      Kiwi International Air Lines, Inc.    -           11           15

      * Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

      (1) Such percentage includes amounts earned from Kiwi leases for which an allowance for bad debt was provided.

      (2) Such percentages include the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

      Revenues include rentals from aircraft leased to foreign airlines or carriers of $1,851,000 $1,872,000 and $2,376,000 in 1997, 1996 and 1995
respectively.

                         Future Minimum Rental Income
                         ----------------------------

      The following is a schedule by year of future minimum rental income under the leases as of December 31, 1997 (in thousands):

                          Year                Amount
                          ----                ------
                          1998                $9,639
                          1999                 7,909
                          2000                 6,332
                          2001                 5,534
                          2002                 4,208
                          Thereafter           8,490
                                             -------
                          Total              $42,112
                                             =======


      The above schedule of future minimum rental income does not include rental income which would result from the renewal of existing leases or the re-leasing of the aircraft, unless the renewal has been exercised.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


      The Partnership operates in one industry, the leasing of used aircraft to commercial airlines.

6.    NOTES PAYABLE
      -------------

      In December 1996, the Partnership established a $10,000,000 loan facility with an unaffiliated third party lender. The loan commitment is for a period of 36 months, terminating December 31, 1999, at which time outstanding principal is due. The loan provides for interest at a rate of 1% over the lender's prime rate of interest (9.50% at December 31, 1997) and is payable monthly. The Partnership must maintain a minimum balance outstanding of $4,000,000 during the loan commitment period. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA and the two 727-200 advanced aircraft leased to Continental. The Partnership utilized $4,751,000 to pay off its prior two facilities.

7.    TRANSACTIONS WITH AFFILIATES
      ----------------------------

      Management Fees The General Partners are entitled to a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 1997, 1996 and 1995, the General Partners earned base management fees of $179,000, $219,000 and $230,000, respectively.

      The General Partners also are entitled to a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 1997, 1996 and 1995, the General Partners earned incentive management fees of $495,000, $598,000 and $645,000, respectively.

      Re-lease Fee The General Partners are entitled to a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 1997, 1996 and 1995, the General Partners earned re-lease fees of $303,000, $252,000 and $287,000, respectively.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                             DECEMBER 31, 1997
                              -----------------


      Beginning July 1, 1995, the Administrative General Partner deferred the receipt of fees it was otherwise entitled to. As part of the Class action settlement (discussed in Note 10, "Litigation"), these fees as well as 1996 and all future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of the class action members.

      Accountable Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $75,000 in each of the years ended December 31, 1997, 1996 and 1995, all of which was paid to the Administrative General Partner.

      Other During 1997 and 1996, the Partnership paid $1,694,000 and $554,000 to a licensed maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. Additionally during 1997 and 1996 the Partnership paid $2,308,000 and $134,000 respectively to a company owned by the President and Director and two former officers and directors of the Managing General Partner. In 1995, the Partnership purchased certain equipment and parts relating to the integration of the A-300 aircraft to Akdeniz (see Footnote 9). Such amount was recovered from Continental and Akdeniz.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


8.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING
      -------------------------------------------------

      The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable (loss) income reported for federal income tax purposes (in thousands):

                                                          1997        1996        1995
                                                        --------    --------    --------
Net income per financial statements                     $  1,255    $  2,898    $  2,019
Increase (decrease) resulting from:
   Depreciation                                           (4,547)     (3,381)     (3,286)
   TBT interest income less
    TBT rental expense                                      (932)       (742)       (590)
   Reserves for maintenance costs, net of maintenance
    expense and writedowns of aircraft                     1,400         244       1,810
   Maintenance reserve payable                               590       3,000          --
   Deferred rental income                                 (1,686)       (449)      3,733
   Provisions for bad debts                                   --         640          --
   Loss on value of stock                                                155          --
   Lease settlement payment, including lease aircraft
    received accounted for under the cost
    recovery method                                           --          --      10,115
   Other                                                     123        (161)        187
                                                        --------    --------    --------
Taxable (loss) income per federal income tax return     $ (3,797)   $  2,204    $ 13,988
                                                        ========    ========    ========

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------

      The following is a reconciliation of the amount of the Partnership's total Partnership equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                       1997        1996       1995
                                                    --------    --------    --------
Total Partnership equity per financial statements   $ 44,070    $ 54,540    $ 63,367
Increase (decrease) resulting from:
  Commission and expenses paid
   in connection with the sale of limited
   partnership units                                  16,295      16,295      16,295
  Distributions payable to partners                    2,943       2,989       2,931
  Reserves for maintenance costs and
   writedowns                                         20,276      18,286      15,042
  Deferred income                                      2,028       3,733       4,672
  Accumulated depreciation                           (38,712)    (34,165)    (30,784)
  TBT interest income less TBT rental expense        ( 3,881)     (2,949)     (2,207)
  Lease settlement payment, including lease
   aircraft received accounted for under the
   cost recovery method                               10,115      10,115      10,115
  Allowance for bad debts                                640         640          --
  Securities received in leasing transaction             599         599          --
  Other                                                  354         254         368
                                                     --------    --------    --------
Tax bases of net assets                              $54,727    $ 70,337    $ 79,799
                                                     --------    --------    --------

9.    LESSEE DEFAULT
      --------------

      In June 1995, the Partnership completed the negotiation of a lease with Akdeniz Air Mediterranean, Inc. ("Akdeniz"), a start-up foreign charter carrier based in Turkey, regarding the lease of the A-300 aircraft previously leased to Continental. The lease was for a scheduled term of approximately four years, with two one-year renewal options and required rentals payable monthly in advance, maintenance reserves based upon utilization of the aircraft and a security deposit of $200,000. The lease rate averaged approximately $117,000 per month over the term of the lease which was significantly less than the original scheduled lease rate paid by Continental with respect to the lease. The aircraft was removed from the Federal Aviation Administration ("FAA") registry and placed on the Turkish Ministry of Transportation registry. Akdeniz did not pay the monthly advance rental payment due on September 10, 1995 and October 10, 1995 and had made a pro-rated payment for June 1995. Further, they did not fund any maintenance reserves as required under the lease which aggregated $510,000. The Partnership placed Akdeniz in default and after a series of negotiations obtained a judgment in the Turkish Courts, moved to de-register the aircraft in Turkey and re-register the A-300 with the FAA, and repossessed the aircraft. The Partnership collected $175,000 through subsequent

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


collection efforts, which were applied against rents receivable. Akdeniz has ceased operations. The Partnership applied the security deposit against the remaining unpaid 1995 rents as well as certain integration costs, repossession costs and legal expenses.

 10.   LITIGATION (See Also Note 5)

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated's sale, and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Air Transport Leasing, Inc., an affiliate of PaineWebber and the Administrative General Partner in the Partnership ("Administrative General Partner").

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

      On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the New York Limited Partnerships Actions.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement PaineWebber agreed to pay

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


$125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement. The District Court must still determine the extent of attorneys fees to be awarded to plaintiffs' counsel which will be paid from the settlement fund, so that the remainder of the monies can be distributed to class members.

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

      Three actions were filed in the District Court for Brazoria County, Texas, relating to the sale and sponsorship of interests in the Partnership and an affiliated partnership. The complaints made state law claims, specifically, common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act. The plaintiffs sought unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages under the Texas Deceptive Trade Practices Act. All three actions were removed to federal court and two were transferred to the United States District Court for the Southern District of New York and consolidated under the title, Mallia vs. PaineWebber, Inc. The third action was dismissed with the consent of the parties on the grounds that it was duplicative of the two actions that were before the federal court in New York.

      In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchase of various limited partnership interests. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understanding the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiff's claims as barred by the applicable statutes of limitation.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


      In June 1996, counsel for the Abbate plaintiffs instituted two additional actions containing allegations nearly identical to those set forth in Abbate, Bandrowski v. PaineWebber Incorporated, et al. was filed in California Superior Court and Barstad v. PaineWebber Incorporated, et al. was filed in Arizona Superior Court. Collectively, the two additional actions are brought by approximately 50 plaintiffs and seek compensatory damages of approximately $4 million plus punitive damages. In March 1997, the Abbate, Bandrowski and Barstad actions were settled.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above actions. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the New York Limited Partnership Actions. The General Partners believe that if indemnification is sought the Abbate, Bandrowski and Barstad actions will have a material effect on the Partnership's financial statements, taken as a whole.

      The Partnership was also involved in litigation with the company that acted as Kiwi's engine manager regarding each party's compliance with a settlement agreement to facilitate the recovery of the aircraft and engines. The parties achieved a negotiated settlement in May 1997 with the payment by the Partnership of amounts due and the receipt by the Partnership of certain equipment.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported in the balance sheet. Where quoted market prices are unavailable the values are based on estimates using present value or other valuation techniques. The results are significantly affected by the assumptions used including the discount rate and estimates of future case flows. In addition, because SFAS No. 107 excludes certain assets such as leased aircraft owned by the Partnership, the aggregate fair value amounts discussed below do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

      The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below.

      Cash equivalents rents and other receivables. For these balances, carrying value approximates fair value due to their short-term nature.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


      Notes payable. For notes payable, carrying value approximates fair value based upon current rates offered for note of the same remaining maturities.

      Accounts payable and accrued expenses, payable to affiliates, and accrued interest payable. For these balances carrying value approximates fair value due to its short-term nature.

12.   CONTINGENCY
      -----------

      Impact of the Year 2000 issue. The Year 2000 issue is the result of computer programs being written during two digits rather than four to define the applicable year. This could result in a system failure or miscalculations in the year 2000 causing disruptions of operations of the Partnership, its lessees, or general partners.

      The Partnership has already reviewed and identified its computer software that are subject to Year 2000 risk. Accordingly, the Partnership has commenced the remediation of all software not Year 2000 compliant. Remediation and testing of such systems will be completed in advance of Year 2000. The costs of such remediation is expensed as incurred and will not be material to the Partnership's financial position or results of operations.

      The Partnership has also initiated communication with lessees and vendors to determine the extent to which the Partnership is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Partnership has not yet completed its communication with its lessees and vendors. As a result, the Partnership can not determine at this time the extent, if any, the Partnership may be exposed to financial risk from the inability of the Company's lessees and vendors to remediate their own Year 2000 issues.

13.   COMMITMENTS
      -----------

      In the fourth quarter of 1997, the Partnership entered into discussions regarding the lease of the DC 10-10 aircraft, the lease of which is scheduled to expire on June 30, 1998. Continental Micronesia agreed in principle to extend the lease for an additional fifteen months (through September 30, 1999) at the current lease rate ($150,000 per month). Upon the expiration of the extended lease, the Partnership would convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed an agreement in principle which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two year renewal of $200,000 per month, the three additional two year renewal options at the then fair market rental. Emery provided a security deposit of $109,000 at December 31, 1997.

                      PEGASUS AIRCRAFT PARTNERS II, L.P.
                      ----------------------------------

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                              DECEMBER 31, 1997
                              -----------------


      The workscope under the aircraft modification agreement requires the investment of approximately $8.0 million. Additionally, the Partnership is committed in 1999, to fund the hushkit for the 727 leased to Capital, which is expected to cost approximately $3 million. The Partnership currently has $5.2 million available under its borrowing facility (see Note 14 "Subsequent Event").

14.   SUBSEQUENT EVENT
      ----------------

       In early 1998, Continental returned one 727-200 ADV aircraft the lease of which expired January 31, 1998. The Partnership and Continental continue to discuss Continental's compliance with return conditions required by the lease. Continental believes that the airframe exceeded return conditions and that the engines net the aggregate return condition requirements; the Partnership believes that the engines failed to meet return conditions and agree generally regarding the airframe. The ultimate resolution is unknown at this time. The Partnership entered into an agreement in principle to deliver this aircraft to TNT Transport International B.V. for a term of approximately four years and agreed to convert the aircraft to cargo configuration and hushkit the engineers at a budgeted cost of approximately $4.5 million. In all, the Partnership has capital commitments of $15.5 million and has commenced discussions with its lender to increase the amounts available under the existing borrowing facility.

      To the extent that the Partnership is unable to increase its loan facilities or aircraft addition borrowings, the Partnership may have to utilize cash from operation to finance these obligations, potentially reducing distributions to partners.

Item 9.     Changes in and Disagreements with Accountants
            ---------------------------------------------
            on Accounting and Financial Disclosure
            --------------------------------------

      There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1997, 1996 and 1995.

                                   PART III
                                   --------


Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

      The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                   Pegasus Aircraft Management Corporation
                   ---------------------------------------

      Name                    Positions Held
      ----                    --------------
      Richard S. Wiley        President and Chairman of the Board
      Carol L. Chase          Senior Vice President, General Counsel and Secretary
      Robert M. Brown         Senior Vice President
      Richard L. Funk         Senior Vice President, Technical

      Richard S. Wiley, age 44, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation, which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation ("CIS"), a wholly owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

      Carol L. Chase, Esq., age 45, is a Senior Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

      Robert M. Brown, 39, joined PCC in 1988 and is involved in aircraft acquisitions, finance and leasing. His primary responsibility is the structuring of debt transactions which accommodate the PCC trading and long-term investing activities. Previously, he served as Vice President, Aircraft Sales, and as Regional Marketing Director during the offerings of the Partnership and an affiliated partnership. Prior to joining PCC, Mr. Brown was District Manager with the Chrysler Corporation. He holds a BA degree from Dartmouth College and an MBA from the University of Washington.

      Richard L. Funk, 60, joined PCC in 1992 and is responsible for the technical aspects of aircraft marketing, including delivery and redelivery of aircraft to airlines world wide. From 1990 to 1992, he served as technical marketing consultant to the aviation industry and from 1987 to 1990 he was President of Avtek Industries, Inc., an aircraft, missile, and electronic components manufacturer which he founded. From 1984 to 1986 he was President and Chief Operating Officer of Standard Aero Western, Inc., a commercial airline maintenance facility. From 1979 to 1982, he was Senior Vice President of Engineering and Maintenance at World Airways, Inc. From 1963 to 1979 he held various positions with United Air Lines, Inc., including Manager of Airframe Maintenance for a period of six years.

                         Air Transport Leasing, Inc.
                         ---------------------------

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

      Gerald F. Goertz, Jr., age 40, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

      Clifford B. Wattley, age 48, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

      Stephen R. Dyer, age 38, is a Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Co. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

      Joseph P. Ciavarella, age 42, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber Incorporated in May 1994 as a Corporate Vice President. Prior to joining PaineWebber Incorporated, he was affiliated with Aviation Capital Group in the area of aircraft finance. He was associated with Integrated Resources, Inc. from 1983 to 1993 as a first vice president as well as a divisional senior vice-president and chief financial officer of the equipment leasing, aircraft finance and venture capital areas. He has a Bachelor of Business Administration degree in Accounting from Hofstra University and is a Certified Public Accountant.


Item 11.    Executive Compensation
            ----------------------

      No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1997.


Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

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

            (b) The following table sets forth the number of Units beneficially owned by directors of the General Partners and by all directors and officers of such corporations as a group as of March 1, 1998.

                                              Amount and Nature
                                                Of Beneficial        Percent
                             Name                 Ownership         of Class
                    ----------------------    -----------------     --------
                    Pegasus Aircraft
                    Management Corporation
                    ----------------------


                        Richard S. Wiley            29,501              *

                        All directors and           30,801
                        officersas a group
                        (4 persons)                                     *

                    Air Transport Leasing, Inc.
                    ---------------------------

                        None


                    *Less than 1% of class.

(c) The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

      The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Partnership. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

      Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1997.

      Base Management Fee The General Partners receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During 1997, the General Partners earned base management fees of $179,000.

      Incentive Management Fee The General Partners receive a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned incentive management fees of $495,000 during 1997.

      Re-lease Fee The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned re-lease fees of $303,000 during 1997.

      Accountable Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $75,000 during 1997, all of which was paid or accrued to the Administrative General Partner.

      Other In 1997, the Partnership purchased certain equipment and parts for two partnership aircraft from a company owned by the Director and President and two former officers and directors of the Managing General Partner in the amount of $2,308,000. During 1997, the Partnership paid $1,694,000 to a licensed maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft.

      Partnership Interest The General Partners received or were entitled to receive distributions of $117,000 as their allocable share of distributable cash flow for 1997. In addition, $38,000 of the Partnership's net taxable (loss) for 1997 was allocated to the General Partners.

                                   PART IV
                                   -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

      (a) The following documents are filed as part of this Report:

            1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

      (b) During the quarter ended December 31, 1997, the Partnership filed a report on Form 8-K dated November 24, 1997 reporting the resignation of two officers and directors of the Managing General Partner and the election of two senior officers, by the Managing General Partner.

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

      (c) Lease Supplement No. 1, dated March 5, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

      (d) Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N32719.*

      10.4 (a) Trust Agreement 909, dated as of May 25, 1989, between PCC as Beneficiary and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.5(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.*

      (b) Lease Agreement, dated as of October 1, 1983, between DC-9T-II as Lessor and Trans World Airlines, Inc. ("TWA") as Lessee. Filed as Exhibit 10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

      (c) Lease Supplement No. 1 dated, October 13, 1983, between TWA and DC-9T-II. Filed with Lease Agreement as Exhibit 10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

      (d) Amendment No. 1, dated as of May 1, 1991, to Lease dated as of October 1, 1983, each between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Trans World Airlines, Inc. as Lessee. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

      (e) Provisional Amendment, dated as of March 31, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.3(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

      (f) Amendment No. 2, dated as of April 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

      (g) Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

      (h) Amendment No. 3 dated January 16, 1995 between First Security Trust of Utah as Lessor Owner Trustee and TWA as lessee with respect to the lease of one Lockheed L-1011 aircraft, U.S. Registration No. N41016.*

      (i) Amendment No. 3 dated as of January 16, 1995 between Meridian Trust Company as Lessor Owner Trustee and TWA as lessee with respect to the lease of one McDonnell Douglas MD-82 aircraft, U.S. Registration No. 909TW.*

      10.5 (a)    Lease Agreement, dated as of December 30, 1981, between
                  First Security Bank of Utah, National Association as Lessor and TWA as Lessee. Filed as Exhibit 10.2.3 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

      (b) Trust Agreement, dated as of December 30, 1981, between BWL as Owner Participant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.6(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.*

      (c) Amendment No. 1, dated as of May 1, 1991, to Lease dated as of December 30, 1981, each between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Trans World Airlines, Inc. as Lessee. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

      (d) Provisional Amendment, dated as of March 31, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

      (e) Amendment No. 2, dated as of April 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

      (f) Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

      10.6 (a) Trust Agreement 935, dated as of April 2, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association, as Owner Trustee. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.*

      (b) Aircraft Lease Agreement, dated as of June 1, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Aerovias de Mexico, S.A. de C.V. as Lessee, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N935ML. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

      (c) Estoppel and Acceptance Certificate, dated July 1, 1992, executed by Aerovias de Mexico, S.A. de C.V. as Lessee under Aircraft Lease Agreement, dated as of June 1, 1992, between Aerovias de Mexico, S.A. de C.V. and First Security Bank of Utah, National Association as Owner Trustee and Lessor, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N935ML. Filed as Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

      10.7 (a) Trust Agreement 936, dated as of May 9, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association, as Owner Trustee. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.*

      (b) Aircraft Lease Agreement, dated as of June 1, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Aerovias de Mexico, S.A. de C.V. as Lessee, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

      (c) Estoppel and Acceptance Certificate, dated July 20, 1992, executed by Aerovias de Mexico, S.A. de C.V. as Lessee under Aircraft Lease Agreement, dated as of June 1, 1992, between Aerovias de Mexico, S.A. de C.V. and First Security Bank of Utah, National Association as Owner Trustee and Lessor, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

      10.7 (d) Standstill Agreement dated December 13, 1994, between Aerovias de Mexico SA de CV and First Security Bank of Utah National Association as Owner Trustee of two DC-9-31 Aircraft, US Registration N936ML and N937ML.

      10.7 (e) Standstill Extension and Amendment dated as of February 28, 1995 between Aerovias de Mexico SA de CV and First Security Bank of Utah National Association as Owner Trustee of two DC-9-31 Aircraft, US Registration N936ML and N937ML.

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

      (d) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

      (e) Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions,

                  Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

      (f) Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.8(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

      (g) Lease Termination Agreement dated November 15, 1995 between and among Continental Airlines, Inc., First Security Bank of Utah, N.A., Pegasus Aircraft Management, Inc. and Air Transport Leasing, Inc.

      (h) Supplement to Lease Termination Agreement between and among Continental Airlines, Inc., First Security Bank of Utah, N.A., Pegasus Aircraft Management, Inc. and Air Transport Leasing, Inc.

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

      (c) Lease Supplement No. 1, dated May 24, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

      (d) Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N357KP.*

      10.13 (a)   Aircraft lease of 727-200 Advanced Aircraft N16784
                  (formerly N516PE) as of September 25, 1984 by Seventh HFC
                  Leasing Corporation as Lessor and People Express Airlines,
                  Inc. as Lessee.

      (b) Amendment No. 1 to lease of 727-200 Advanced Aircraft N16784 dated November 15, 1995 between Continental Airlines, Inc. as Lessee and First Security Bank of Utah as Owner Trustee of a trust in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.

      10.14 (a)   Aircraft lease of 727-200 advanced Aircraft N77780
                  (formerly N512PE) as of August 23, 1984 by Mellon Financial
                  Services Corporation #3 as Lessor and People Express as
                  Lessee.

      (b) Amendment No. 1 to lease of 727-200 Advanced Aircraft N77780 dated November 21, 1995 between Continental Airlines, Inc. as Lessee and First Security Bank of Utah as Owner Trustee of a trust in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.

      10.15(a) Promissory note issued in favor of Pegasus Aircraft Partners II, L.P. with face amount of $307,166 dated March 16, 1996 from Kiwi International Airlines Inc.

      10.16(a) Loan and Security Agreement dated _______ between ___ Bank, N.A. and First Security Bank as Owner Trustee.

      11          Partnership Policy for Requests for Partner Lists.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Dated:  March ___, 1998

                     Pegasus Aircraft Partners II, L.P.
                     (Registrant)

                     By:  Air Transport Leasing, Inc.
                          Administrative General Partner

                          By:   /s/ Clifford B. Wattley
                                ------------------------------
                                Clifford B. Wattley
                                President and Director

                          By:   /s/ Joseph P. Ciavarella
                                ------------------------------
                                Joseph P. Ciavarella
                                Vice President, Treasurer,
                                Secretary and Chief Financial
                                and Accounting Officer

                     By:  Pegasus Aircraft Management Corporation
                          Managing General Partner

                          By:   /s/ Richard S. Wiley
                                ------------------------------
                                Richard S. Wiley
                                President and Chairman
                                of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March ___, 1997.


Signature                                 Title
---------                                 -----

/s/ Richard S. Wiley                      President and Chairman of
------------------------------            the Board of Pegasus Aircraft
Richard S. Wiley                          Management Corporation


/s/ Gerald F. Goertz, Jr.                 Chairman of the Board of
------------------------------            Air Transport Leasing, Inc.
Gerald F. Goertz, Jr.

/s/ Clifford B. Wattley                   President and Director of
------------------------------            Air Transport Leasing, Inc.
Clifford B. Wattley

/s/ Stephen R. Dyer                       Vice-President, Assistant
------------------------------            Secretary and Director of
Stephen R. Dyer                           Air Transport Leasing, Inc.

                             PARTNERSHIP INFORMATION
                             -----------------------


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