Form 10-Q
period 1998-03-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 1998-05-15
CIK 849870

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
Part I            FINANCIAL INFORMATION

                  Item 1.           Financial Statements (unaudited)                                2

                                    Balance Sheets - March 31, 1998 and
                                    December 31, 1997                                               2

                                    Statements of Income for the three months
                                    ended March 31, 1998 and 1997                                   3

                                    Statements of Partners' Equity for the three
                                    months ended March 31, 1998 and 1997                            4

                                    Statements of Cash Flows for the three months
                                    ended March 31, 1998 and 1997                                   5

                                    Notes to Financial Statements                                   6

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                  15

PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings                                              19
                  Item 3.           Exhibits and Reports on Form 8-K                               20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

             BALANCE SHEETS -- MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (unaudited)

                                                                  1998            1997
                                                                  ----            ----
                                                                    (IN THOUSANDS,
                                                                   EXCEPT UNIT DATA)
                                     ASSETS
Cash and cash equivalents                                       $  4,737        $  5,705
Rent and other receivables, net (Note 4)                             396             444
Aircraft, net (Notes 2, 4, 5 and 6)                               50,389          52,098
Other assets (Note 6)                                                810              26
                                                                --------        --------
         Total Assets                                           $ 56,332        $ 58,273
                                                                ========        ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Lease settlement reserve                                     $  3,000        $  3,000
   Accounts payable and accrued expenses                             143             123
   Payable to affiliates (Note 3)                                    453             211
   Maintenance reserves payable                                      812             591
   Notes payable                                                   4,751           4,751
   Deferred rental income and deposits                             2,506           2,584
   Distributions payable to partners                               2,913           2,943
   Accrued Interest Payable                                           37            --
                                                                --------        --------
   Total Liabilities                                              14,615          14,203
                                                                --------        --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5 and 6)

PARTNERS' EQUITY:
   General Partners                                               (1,031)         (1,008)
   Limited Partners (7,255,000 units outstanding)                 42,748          45,078
                                                                --------        --------
         Total Partners' Equity                                   41,717          44,070
                                                                --------        --------
                  Total Liabilities and Partners' Equity'       $ 56,332        $ 58,273
                                                                ========        ========

The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                        1998              1997
                                                        ----              ----
                                                          (IN THOUSANDS,
                                                         EXCEPT UNIT DATA
                                                       AND PER UNIT AMOUNTS)
REVENUE:
   Rentals from operating leases                     $    3,327       $    2,763
   Interest                                                  55              153
   Other Income                                             116             --
                                                     ----------       ----------
                                                          3,498            2,916
                                                     ----------       ----------


EXPENSES:
   Depreciation and amortization                          2,050            1,533
   Writedowns (Note 5)                                      360             --
   Management and re-lease fees (Note 3)                    250              220
   Interest                                                 119              115
   General and administrative (Note 3)                       74               99
   Direct lease                                              67               72
                                                     ----------       ----------
                                                          2,920            2,039
                                                     ----------       ----------
NET INCOME                                           $      578       $      877
                                                     ==========       ==========

NET INCOME ALLOCATED:
   To the General Partners                           $        6       $        9
   To the Limited Partners                                  572              868
                                                     ----------       ----------
                                                     $      578       $      877
                                                     ==========       ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT              $      .08       $      .12
                                                     ==========       ==========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
UNITS OUTSTANDING                                     7,255,000        7,255,000
                                                     ==========       ==========

The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

           FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31,1997
                                   (unaudited)

                                             GENERAL       LIMITED
                                            PARTNERS       PARTNERS          TOTAL
                                            --------       --------          -----
                                                        (IN THOUSANDS)
Balance, January 1, 1998                    $(1,008)       $ 45,078        $ 44,070
   Net income                                     6             572             578
   Distributions to partners declared           (29)         (2,902)         (2,931)
                                            -------        --------        --------

Balance, March 31, 1998                     ($1,031)       $ 42,748        $ 41,717
                                            =======        ========        ========


Balance, January 1, 1997                    $  (904)       $ 55,444        $ 54,540
   Net income                                     9             868             877
   Distributions to partners declared           (29)         (2,902)         (2,931)
                                            -------        --------        --------
Balance, March 31, 1997                     $  (924)       $ 53,410        $ 52,486
                                            =======        ========        ========

The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                                           1998             1997
                                                                           ----             ----
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    578           $  877
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                       2,050            1,533
         Writedowns                                                            360               --
         Change in assets and liabilities:
            Rent and other receivables                                         (23)             (35)
            Other assets                                                         6              (31)
            Accounts payable and accrued expenses                               20               60
            Payable to affiliates                                              242               19
            Interest payable                                                    37               40
            Deferred rental income and deposits                               (337)            (241)
            Unrestricted maintenance reserves collected                        221               --
                                                                         ---------         --------
   Net cash provided by operating activities                                 3,154            2,222
                                                                          --------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit for aircraft modification                                          (790)              --
   Capitalized aircraft improvements                                          (701)            (785)
   Repayment of advances by lessees                                             71               85
                                                                        ----------        ---------
      Net cash used in investing activities                                 (1,420)            (700)
                                                                          --------         --------

The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Security deposit                                                 259               --
   Transfer from restricted cash                                     --            2,275
   Application of maintenance reserves
   payable to restore aircraft                                       --           (1,060)
   Cash distributions paid to partners                           (2,961)          (2,917)
                                                               --------         ---------
      Net cash used in financing activities                      (2,702)          (1,702)
                                                               --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (968)            (180)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  5,705           12,831
                                                                -------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 4,737          $12,651
                                                                =======          =======

Supplemental schedule of cash flow information:
   Interest paid                                             $       80      $        75
                                                             ==========      ===========


The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1997.


         New Accounting Pronouncement: In March 1998 the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The adoption of this pronouncement did not impact the reporting of the Partnership's results of operations.


2.       AIRCRAFT

         The Partnership's net investment in aircraft as of March 31, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                           1998             1997
                                                         --------        ---------
Aircraft on operating leases                             $ 99,885        $ 103,990
Less: Accumulated depreciation                            (55,733)         (55,513)
         Writedowns                                        (8,143)          (8,143)
                                                         --------        ---------
                                                         $ 36,009        $  40,334
                                                         --------        ---------

Aircraft held for lease                                  $ 51,740        $  46,934
   Less: Accumulated depreciation                         (20,669)         (18,839)
         Writedowns                                        (6,019)          (5,659)
         Amounts received including value
         of aircraft in Lease Settlement accounted
         for under the cost recovery method               (10,115)         (10,115)
         Reserves for maintenance                            (557)            (557)
                                                         --------        ---------
                                                           14,380           11,764
                                                         --------        ---------
Aircraft, net                                            $ 50,389        $  52,098
                                                         ========        =========

3.       TRANSACTIONS WITH AFFILIATES

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $42,000 of base management fees during the three months ended March 31, 1998.

         The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $129,000 of incentive management fees during the three months ended March 31, 1998.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $79,000 of re-lease fees during the three months ended March 31, 1998.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $19,000 during the three months ended March 31, 1998, all of which was payable to the Administrative General Partner.

         During the quarter ended March 31, 1998, the Partnership paid $457,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft, including the cargo conversion. The Partnership also paid $267,000 for aircraft parts to a company owned by the President and Director of the Managing General Partner and two former officers and directors.

4.       AIRCRAFT LEASES

         Continental Airline Leases: During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental. This lease was modified in 1995 and 1996 as discussed below and at March 31, 1998, the aircraft was subject to a lease scheduled to expire on June 30, 1998 which provided for rentals of $150,000 per month.

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

         In June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz defaulted. The Partnership recovered the A-300 aircraft and is currently remarketing it. The Partnership estimates that it would cost approximately $2.5 million for a scheduled heavy maintenance check, modifications and FAA mandated work that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which will be applied towards such maintenance. However, during the quarter ended March 31, 1998 the Partnership determined that the market conditions for this type of aircraft the recovery of its investment plus any incremental investment would be problematic and the Partnership began entertaining purchase offers. At December 31, 1997 the Partnership provided a writedown of $1.1 million to reflect a current informal purchase offer for the airframe plus the appraised value of the engines. Additionally, in late December, 1997, the Partnership leased, on a short-term (six months) basis, one of the engines from the A-300 to Viacao Aerea Sao Paulo S/A ("VASP") a Brazilian carrier for rents of $2,200 per day plus maintenance reserves.

         On November 15, 1995, the Partnership reached an agreement with Continental regarding the settlement for the lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 Aircraft lease ("DC-10 Restructuring").

         Under the terms of the A-300 Lease Settlement, the Partnership received a cash payment of approximately $3,721,000, including approximately $325,000 as reimbursement for certain integration and transaction expenses for the Akdeniz remarket, and (i) title to a Boeing 727-200 advanced aircraft subject to a lease with Continental for a term of approximately 26 months at a lease rate of $85,000 per month. ("Continental 727 No. 1") (ii) title to a second Boeing 727-200 advanced aircraft subject to a lease with Continental for a term of 42 months at a lease rate of $85,000 per month ("Continental 727 No. 2"). Additionally, the Partnership received approximately $557,000 as an economic settlement in lieu of Continental performing certain maintenance work and meeting the return conditions required by the A-300 lease. The lease of the Continental 727 No. 1 expired January 31, 1998 and the aircraft was returned to the Partnership. The Partnership and Continental are currently discussing each party's compliance with the return condition of the aircraft and the related liability as well as Continental's compliance with the lease. The Partnership entered into an agreement in principle to lease the aircraft for a term of four years to TNT

 Transport International B.V. ("TNT") a foreign cargo carrier and has begun to convert the aircraft to cargo configuration at a budgeted cost of approximately $4,500,000, including a low gross weight hushkit.

         Under the DC-10 Restructuring the Partnership received approximately $3,100,000 in cash, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remained unchanged. During 1996, Continental and the Partnership reached an agreement to extend the lease of the DC-10 aircraft to June 30, 1998 at a lease rate of $150,000 per month. The Partnership and Continental entered into an agreement in principle to extend the lease of the DC-10 aircraft for a term of approximately 15 months beyond the scheduled expiration date at $138,500 per month. (See Item 2, Management's Discussion of and Analysis of Financial Condition and Results of Operations and Footnote 6, "Commitments", for further discussion of the Partnership's plans for this aircraft.)

         Continental filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy, all of which have been repaid as of January 1998.

         Trans World Airlines, Inc. leases: During December 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $20,763,000, subject to an operating lease with TWA, which was originally scheduled to expire on April 13, 1993, but was amended and extended until November 1, 1998 with monthly rental payments, in advance, of $185,000. As described below, this lease was further extended to November 2004 during TWA's prepackaged bankruptcy in 1995.

         Upon execution of the 1993 lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which is being repaid in monthly installments through November 1998 with interest at a fixed rate of 9.70%. At March 31, 1998, the balance of the receivable was $99,000. All 1998 payments to date have been made by TWA.

         During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which is being repaid in monthly installments through October 1998 with interest at 9.68%. At March 31, 1998, the balance of the receivable was $69,000. All 1998 repayments of advances have been made by TWA.

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

         In mid-1996, as part of its fleet restructuring, TWA returned the L-1011 aircraft it leased from the Partnership. The lease, which provided for monthly rentals of $130,000, was originally scheduled to expire in September 1998. In connection with the return of the L-1011 aircraft, TWA paid the Partnership $2,846,000, which represented rents due under the remaining term of the lease, discounted at 5% ("L-1011 Lease Prepayment") plus $3,000,000 as an economic settlement for noncompliance with certain lease return conditions. The lease was terminated, the aircraft was returned and $5,846,000 was received on October 16, 1996. While the Partnership's L-1011 has been advertised for lease and the Managing General partner has made inquiries of potential lessees, there has been little interest in the aircraft on the part of potential lessees. Given the number of L-1011s that are currently available for lease or purchase and the fact that the Partnership's L-1011 requires a significant maintenance check, the General Partners believe it is likely that the Partnership will seek to sell the aircraft and engines. The Partnership is reviewing alternatives for the use of the proceeds received, including the use of the economic settlement to purchase an additional aircraft or engines.

         At March 31,1998 the L-1011 aircraft had an economic value of approximately $1.7 million (net book value of $5.5 million adjusted for the $3 million economic settlement accounted for on the cost recovery basis and the unearned portion of the L-1011 Lease Prepayment reflected as deferred income at March 31, 1998 and a writedown of $300,000 to reflect the current estimated market value of the aircraft).

         Aeromexico Leases: During July 1992, the Partnership re-leased two McDonnell Douglas DC-9-31 aircraft previously leased to and repossessed from Midway Airlines Inc. ("Midway") to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for terms of approximately five years. The leases, which originally provided for quarterly rentals in advance of $234,000, were scheduled to expire in July 1997; one lease was extended to October 31, 1999 (with Aeromexico given the right, subject to notice to extend to February 2000) and one of which was extended to February 2000, each at a rate of $75,000 per month.

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

         US Airways Group Inc. ("USAIR"): During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. The aircraft is subject to an operating lease with USAir, which is scheduled to expire on June 1, 2001 pursuant to the renewal option exercised by USAir in 1997. Rental payments are payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase the aircraft at its then fair market value at the end of any renewal term.

         The aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. Under the TBT lease, the Trust, as the owner of the aircraft and the tax lessee under the TBT lease, has agreed to indemnify the tax lessor if certain anticipated tax benefits are lost by the tax lessee as a result of, among other things, acts or omissions by the Trust, breach of covenants by the Trust under the TBT lease, loss or damage to the aircraft or use of the aircraft outside the United States. The TBT lease requires that a letter of credit be posted to collateralize this obligation. The Partnership shares in one-half of the annual cost of the letter of credit and is obligated for one-half of any calls on the letter of credit.

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

         Under the operating lease, the lessee, USAir, has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. USAir has not posted a letter of credit to collateralize this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of action by the lessee, the Partnership and Pegasus Aircraft Partners, L.P. through the trust will be responsible for the loss to the tax lessor until and if the lessee performs under its indemnification. There also have been no calls on the letter of credit through March 31, 1998.

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners, L.P. or the Partnership. Pegasus Aircraft Partners, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other.

         Kiwi International Air Lines, Inc Bankruptcy: In 1993, the Partnership leased its two Boeing 727-200 aircraft to Kiwi. The aircraft were originally purchased in 1989 (Non-advanced) and 1990 (Advanced) for purchase prices of $6,261,000 and $10,748,000, respectively (including related fees). The leases were operating leases which required monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced) (collectively, the "Kiwi Leases"). The Kiwi Leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1996, the Kiwi Leases were amended and extended to December 31, 1999. Kiwi was also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered and held by the Partnership. An affiliated partnership and affiliates of the Managing General Partner also own aircraft which were leased to Kiwi.

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

         The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at approximately $1,000 at March 31, 1998 and December 31, 1997 (see Kiwi bankruptcy discussion below).

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

         During 1996, in part because of the grounding of certain Kiwi aircraft by the FAA as the result of pilot handbook deficiencies and the market reaction to the ValuJet incident, Kiwi did not meet its financial goals. Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments for the advanced aircraft and the July rental and June maintenance reserves with respect to the non-advanced aircraft. Kiwi was also unable to make its September rental and August maintenance payments for each aircraft and was placed in default by the Partnership.

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi Leases accounted for approximately 11% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $8,100,000 (including the hushkit), at December 31, 1996 (excluding the cost of the heavy maintenance check being completed prior to delivery to Falcon Air Express Inc. discussed below). Additionally, the unpaid balance of the Bellyskin Note, plus interest, was

$290,000 at that time. On October 15, 1996, Kiwi ceased scheduled flight operations and rejected both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $640,000 with respect of amounts due at September 30, 1996 and did not record any revenue beyond that date. The Partnership recovered the aircraft in late 1996 and prepared them for delivery to new lessees, Falcon Air Express, Inc. and Capital Cargo International Airlines, Inc. as discussed below. The Partnership filed claims in Kiwi's bankruptcy for all unpaid items and rejection damages. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the previously collected maintenance reserves ($2.3 million). The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents and applied such amounts against expenditures incurred to make the aircraft leasable. In July 1997, the Bankruptcy Court approved a proposal submitted by a group that includes certain of the parties that had provided debtor-in-possession financing to purchase the assets of Kiwi. Based upon the approved purchase price, it is likely that the Partnership will have little or no recovery of its bankruptcy claims.

         Falcon Air Express, Inc. lease: In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $2,700,000, $600,000 of which was expended in 1996. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft and spent approximately $700,000 with respect to maintenance work on one engine returned by Kiwi. The aircraft was delivered to Falcon in March 1997. Maintenance reserves previously collected from Kiwi of approximately $1,104,000 were applied to such costs to restore the aircraft.

         Capital Cargo International Airlines, Inc. lease: In January 1997, the Partnership entered into an agreement in principle with Capital Cargo International Airlines, Inc. ("Capital"), a start-up freight carrier, with respect to the 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to finance the conversion of the aircraft to a freighter and complete a C-check (totaling approximately $2.4 million). The Capital Cargo Lease ("Capital Cargo Lease") is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The Capital Cargo Lease requires the Partnership to hushkit the aircraft on or before its 1999 C-check visit at its own expense (approximately $3 million) at which time the lease rate increases to $139,000 per month. The Capital Lease requires Capital to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital provided a security deposit of $50,000 and is obligated to add $17,000 per month to the security deposit during the lease term until the deposit totals $220,000. The lease was executed and the aircraft was delivered to Capital in July 1997.

         In July 1997, in connection with the delivery of the aircraft to Capital, the Partnership purchased two JT8D-15 engines from an unaffiliated third party for cash of $1,550,000 plus two JT8D-15 engine cores returned with the aircraft by Kiwi. Maintenance reserves previously collected from Kiwi of $1,144,000 were applied to such costs to restore the aircraft.

5.       COMMITMENTS

         In the fourth quarter of 1997, the Partnership entered into discussions regarding the lease of the DC 10-10 aircraft, the lease of which is scheduled to expire on June 30, 1998. Continental Micronesia agreed in principle to extend the lease for an additional fifteen months (through September 30, 1999) at a rate of $138,500 per month. Upon the expiration of the extended lease, the Partnership would convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed an agreement in principle which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, and three additional two-year renewal options at the then fair market rental. Emery has provided a security deposit aggregating $218,000 at March 31, 1998. The Partnership provided a deposit of $790,000 to the third party modification center, which included other assets and the balance sheet as of March 31, 1998.

         The workscope under the aircraft modification agreement requires the investment of approximately $8.0 million. Additionally, the Partnership is committed in 1999, to fund the hushkit for the 727 leased to Capital, which is expected to cost approximately $3 million. The Partnership currently has $5.2 million available under its borrowing facility (see Note 6 "Contingencies").

6.       CONTINGENCIES

         In early 1998, Continental returned one 727-200 ADV aircraft the lease of which expired January 31, 1998. The Partnership and Continental continue to discuss Continental's compliance with return conditions required by the lease. Continental believes that the airframe exceeded return conditions and that the engines met the aggregate return condition requirements; the Partnership believes that the engines failed to meet return conditions and agree generally regarding the airframe. The ultimate resolution is unknown at this time. The Partnership entered into an agreement in principle to deliver this aircraft to TNT Transport International B.V. for a term of approximately four years and agreed to convert the aircraft to cargo configuration and hushkit the engines at a budgeted cost of approximately $4.5 million. In all, the Partnership has capital commitments of $15.5 million and has commenced discussions with its lender to increase the amounts available under the existing borrowing facility.

         To the extent that the Partnership is unable to increase its loan facilities or obtain additional borrowings, the Partnership may have to utilize cash from operation to finance these obligations, potentially reducing distributions to partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments. At March 31, 1998, the Partnership's unrestricted cash and cash equivalents of $4,737,000 was primarily invested in commercial paper. This amount was $968,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1997 of $5,705,000. This decrease in unrestricted cash was equal to the amount by which the combined total of the quarterly cash distributions paid to the partners during the quarter and capitalized expenditures and maintenance deposits for aircraft exceeded cash provided by operating activities plus the collection of amounts previously advanced to lessees, (See Footnote 4, "Aircraft" and Footnote 5 "Litigation") during the three months ended March 31, 1998.

         Rent and other receivables, net, decreased $48,000 from $444,000 at December 31, 1997 to $396,000 at March 31, 1998. This decrease resulted primarily from the continued repayment of advances by Continental (fully paid) and TWA.

         The Partnership's leases with TWA for the Lockheed L-1011 and McDonnell Douglas MD-82 aircraft were modified and extended during April 1993. Upon execution of the lease amendments, the Partnership advanced $1,300,000 to TWA to finance certain major maintenance procedures which had been performed on the two aircraft. TWA has agreed to repay these amounts to the Partnership over the applicable remaining lease terms in equal monthly installments with interest at a fixed rate of 450 basis points over the equivalent term U.S. treasury obligations (9.68% and 9.70% for the initial advances). At March 31, 1998, the balance of the advances to TWA aggregated $99,000.

         Other assets increased $784,000 from $26,000 at December 31, 1997 to $810,000 at March 31, 1998. This increase was primarily from the deposit made to the modifications center with respect to DC 10-10 freight conversion (See Item 1, Financial).

         The payable to affiliates increased $242,000 from $211,000 at December 31, 1997 to $453,000 at March 31, 1998 due principally to fees for the fourth quarter of 1997 which were unpaid at March 31, 1998.

         Deferred rental income and deposits was $2,506,000 at March 31, 1998 as compared to $2,584,000 at December 31, 1997. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement and the L-1011 Lease Prepayment, partially offset by the collection of security deposits from TNT and Emery.

         During the three months ended March 31, 1998, the Partnership paid cash distributions pertaining to the fourth quarter of (except the amount due to the Administrative General Partner which remains unpaid). The quarterly distribution represented an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The distribution for the first quarter of 1998 was paid on April 25, 1998 at an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 80% of the cash distributions paid to the partners for the three months ended March 31, 1998 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions paid to the partners from the inception of the Partnership through March 31, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         During 1997, the Partnership invested $7.6 million in capitalized aircraft improvements and maintenance checks, of which $2.3 million was funded by the application of maintenance reserves collected from Kiwi in prior periods. During 1997, the Partnership delivered one 727-200 aircraft to Falcon and a second to Capital Cargo. The L-1011 aircraft and the A-300 remained off-lease during 1997. In early 1998, the Partnership received informal offers to purchase these aircraft. Based upon the offers received, the Partnership recognized writedowns aggregating approximately $1.4 million to recognize the decrease in value of these aircraft at December 31, 1997. Additionally, at March 31, 1998 the Partnership provided a writedown of $300,000 with respect to the L-1011 aircraft. There can be no assurance that either offer will result in the consummation of a sale. However, if the aircraft are sold, the Partnership may utilize such proceeds, to the extent permitted under the Partnership Agreement, to invest (along with the $3,000,000 L-1011 return condition settlement received in 1996) in additional used aircraft subject to lease or may distribute such amounts to partners.

         In the fourth quarter of 1997, the Partnership entered into discussions with the lessee regarding the DC 10-10 aircraft, the lease of which is scheduled to expire on June 30, 1998. Continental Micronesia agreed in principle to extend the lease for an additional fifteen months (through September 30, 1999) at a lease rate of $138,500 per month. Upon the expiration of the extended lease, the Partnership would convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed an agreement in principle which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at a monthly lease rate of $200,000, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000 at March 31, 1998.

         The workscope under the aircraft modification agreement requires the investment of approximately $8.0 million by the Partnership. Additionally, the Partnership is committed to fund in 1999 the hushkit for the 727 leased to Capital, which is expected to cost approximately $3 million. In early 1998, Continental returned one 727-200 ADV aircraft, the lease of which expired January 31, 1998. The Partnership and Continental are discussing each party's compliance with return conditions required by the lease. Continental's position is that the airframe exceeded return condition requirements and that the engines met the aggregate return condition requirements; the Partnership believes that the engines failed to meet return conditions and agree generally regarding the airframe. The ultimate resolution is unknown at this time. The Partnership entered into an agreement in principle to deliver this aircraft to TNT Transport International B.V. for a term of approximately four years. In conjunction with the agreement in principle, the Partnership agreed to convert the aircraft to cargo configuration and hushkit the engines at a budgeted cost of approximately $4.5 million. In all the Partnership has capital commitments of $15.5 million. The Partnership currently has $5.2 million available under its $10 million borrowing facility. The Partnership is permitted to borrow up to 35% of the original offering proceeds ($50,785,000). The Partnership has commenced discussions with the lender to increase the amount available under the borrowing facility. However, there can be no assurance that the Partnership will be able to obtain additional borrowings. The Partnership may have to utilize cash from operations to finance such cost, thus potentially reducing distributions to partners.

RESULTS OF OPERATIONS

         The Partnership's net income was $578,000 for the three months ended March 31, 1998 ("1998 Quarter") as compared to $877,000 for the quarter ended March 31, 1997 ("1997 Quarter").

         The Partnership's net income for the 1998 Quarter decreased as compared to the 1997 Quarter principally due to the writedown related to the L-1011 aircraft based upon current market conditions; further the increase in rental income was offset by a corresponding increase in depreciation.

         Rental income increased by $564,000, or 20% in the 1998 Quarter as compared to the 1997 Quarter, principally due to the rental income attributable to the Falcon, Capital Air Cargo and the A-300 engine leased to VASP, all of which were off-lease for all or substantially all of the 1997 Period.

         Interest income decreased $98,000, or 64%, for the 1998 Quarter in comparison to the 1997 Quarter, due to a decrease in cash reserves due to expenditures throughout 1997 for capitalized aircraft improvements as well as the continued reduction in advances due from lessees due to their scheduled repayments.

         During the 1998 Quarter, the Partnership realized a gain of $116,000 representing the difference between the book value of the Partnership's claim in the Continental bankruptcy and the amount realized.

         Depreciation and amortization expense increased $517,000, or 34%, for the 1998 Quarter in comparison to the 1997 Quarter due primarily to the depreciation associated with the Falcon and Capital aircraft (including capitalized aircraft improvements made in 1997) which were off-lease for all or substantially all of the 1997 Quarter. The Partnership does not recognize depreciation on off-lease aircraft.

         During the 1998 Quarter, the Partnership provided for writedowns aggregating $360,000 to recognize the impairment of the value of certain aircraft. No such amounts were provided in the 1997 Quarter.

         Management and re-lease fees for the 1998 Quarter increased by $30,000 or 14% in comparison to the 1997 Quarter primarily because of the increases in rental income and net income adjusted for depreciation which serve as the bases upon which management and re-lease fees are calculated.

         Interest expense for the 1998 Quarter increased by $4,000 or 3% in comparison to the 1997 Quarter due to a slight increase in the interest rate.

         General and administrative expenses decreased by $25,000 or 25% in the 1998 Quarter as compared to the 1997 Quarter due to a decrease in the level of certain administrative expenses which was consistent with the level of operations.

         Direct lease expenses decreased by $5,000 or 7% in the 1998 Quarter as compared to the 1997 Quarter due primarily to the Kiwi related expenses incurred in the 1997 Quarter. (There were no such items in the 1998 Quarter.)


                           PART II. OTHER INFORMATION


ITEM 3.           LEGAL PROCEEDINGS

                  None.

ITEM 4.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Pegasus Aircraft Partners II, L.P.
         (Registrant)

         By:      Air Transport Leasing, Inc.
                  A General Partner

Date: May 15, 1998                               By: /s/ Joseph P. Ciavarella
                                                     Joseph P. Ciavarella
                                                     Vice President, Treasurer
                                                     and Chief Financial
                                                     and Accounting Officer