Form 10-Q
period 1998-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 1998-08-14
CIK 849870

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1998
                              --------------------------------------------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                        0-18387
                       ---------------------------------------------------------

                       Pegasus Aircraft Partners II, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                    84-1111757
      -----------------------                        -------------------
      (State of organization)                          (IRS Employer
                                                     Identification No.)



   Four Embarcadero Center 35th Floor
       San Francisco, California                              94111
       -------------------------                              -----
       (Address of principal                                (Zip Code)
         executive offices)


        Registrant's telephone number, including area code (415) 434-3900


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___.
                                             ---

                       This document consists of 24 pages.

                       Pegasus Aircraft Partners II, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1998



                                Table of Contents
                                -----------------



                                                                        Page
                                                                        ----

  Part I     FINANCIAL INFORMATION

             Item 1.    Financial Statements (unaudited)

                        Balance Sheets - June 30, 1998
                        and December 31, 1997                            3

                        Statements of Income for the three
                        months ended June 30, 1998
                        and 1997                                         4

                        Statements of Income for the six
                        months ended June 30, 1998
                        and 1997                                         5

                        Statements of Partners' Equity for the
                        six months ended June 30, 1998
                        and 1997                                        6

                        Statements of Cash Flows for the six
                        months ended June 30, 1998 and
                        1997                                            7

                        Notes to Financial Statements                   9

             Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                   14


  Part II    OTHER INFORMATION

             Item 1.    Legal Proceedings                               19
             Item 5.    Other Information                               19
             Item 6.    Exhibits and Reports on Form 8-K                20

                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.   Financial Statements
          --------------------


                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

              BALANCE SHEETS -- JUNE 30, 1998 AND DECEMBER 31, 1997
              -----------------------------------------------------
                                   (unaudited)


                                                       1998        1997
                                                       ----        ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------

   Cash and cash equivalents                         $  5,520   $  5,705
   Rent and other receivables, net                        260        444
   Aircraft, net (Note 2)                              53,157     52,098
   Other assets                                           821         26
                                                     --------   --------
     Total Assets                                    $ 59,758   $ 58,273
                                                     ========   ========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

LIABILITIES:
   Lease settlement reserve                          $  3,000   $  3,000
   Accounts payable and accrued expenses                  373        123
   Payable to affiliates (Note 3)                         470        211
   Maintenance reserves collected                       1,265        591
   Notes payable                                       10,000      4,751
   Deferred income and deposits                         2,544      2,584
   Distributions payable to partners                    2,914      2,943
   Accrued interest payable                                78       --
                                                     --------   --------
     Total Liabilities                                 20,644     14,203
                                                     --------   --------

COMMITMENTS  (Note 5)

PARTNERS' EQUITY:
   General Partners                                    (1,058)    (1,008)
   Limited Partners (7,255,000 units outstanding)      40,172     45,078
                                                     --------   --------
     Total Partners' Equity                            39,114     44,070
                                                     --------   --------
           Total Liabilities and Partners' Equity    $ 59,758   $ 58,273
                                                     ========   ========




                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                -------------------------------------------------
                                   (unaudited)



                                               1998           1997
                                               ----           ----
                           (in thousands, except unit data and per unit amounts)

REVENUE:
    Rentals from operating leases          $    2,897     $    3,005
    Interest                                       41            148
    Other income                                    7           --
                                           ----------     ----------
                                                2,945          3,153
                                           ----------     ----------

EXPENSES:
    Depreciation and amortization               1,996          1,786
    Write-downs                                    20           --
    Management and re-lease fees (Note 3)         238            239
    Interest                                      178            116
    General and administrative (Note 3)           108             83
    Direct lease                                   76            156
                                           ----------     ----------
                                                2,616          2,380
                                           ----------     ----------

NET INCOME                                 $      329     $      773
                                           ==========     ==========

NET INCOME ALLOCATED:
    To the General Partners                $        3     $        7
    To the Limited Partners                       326            766
                                           ----------     ----------
                                           $      329     $      773
                                           ==========     ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                       $      .05     $      .11
                                           ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING           7,255,000      7,255,000
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (unaudited)


                                               1998            1997
                                               ----            ----
                           (in thousands, except unit data and per unit amounts)

REVENUE:
    Rentals from operating leases           $    6,225     $    5,768
    Interest                                        95            301
    Other income                                   127           --
                                            ----------     ----------
                                                 6,447          6,069
                                            ----------     ----------

EXPENSES:
    Depreciation and amortization                4,046          3,319
    Write-downs                                    380           --
    Management and re-lease fees (Note 3)          489            459
    Interest                                       293            231
    General and administrative (Note 3)            185            182
    Direct lease                                   147            228
                                            ----------     ----------
                                                 5,540          4,419
                                            ----------     ----------

NET INCOME                                  $      907     $    1,650
                                            ==========     ==========

NET INCOME ALLOCATED:
    To the General Partners                 $        9     $       16
    To the Limited Partners                        898          1,634
                                            ----------     ----------
                                            $      907     $    1,650
                                            ==========     ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                        $      .13     $      .23
                                            ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING            7,255,000      7,255,000
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (unaudited)



                                                 General    Limited
                                                Partners   Partners      Total
                                                --------   --------      -----
                                                        (in thousands)

Balance, January 1, 1998                       $ (1,008)   $ 45,078    $ 44,070

   Net income                                         9         898         907

   Distributions to partners declared               (59)     (5,804)     (5,863)
                                               --------    --------    --------

Balance, June 30, 1998                         $ (1,058)   $ 40,172    $ 39,114
                                               ========    ========    ========



Balance, January 1, 1997                       $   (904)   $ 55,444    $ 54,540

   Net income                                        16       1,634       1,650

   Distributions to partners declared               (59)     (5,803)     (5,862)
                                               --------    --------    --------

Balance, June 30, 1997                         $   (947)   $ 51,275    $ 50,328
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (unaudited)

                                                               1998       1997
                                                               ----       ----
                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   907    $ 1,650
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                             4,046      3,319
     Write-downs                                                 380       --
   Change in assets and liabilities:
     Rent and other receivables                                   32       (204)
     Other assets                                                 (5)       (16)
     Accounts payable and accrued expenses                       251         34
     Payable to affiliates                                       258       (208)
     Accrued interest payable                                     78          2
     Deferred income and deposits                                (40)      (891)
     Maintenance reserves collected                              674        233
                                                             -------    -------
       Net cash provided by operating activities               6,581      3,919
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposit for aircraft modifications                         (790)      --
     Capitalized aircraft improvements                        (6,195)    (2,148)
     Accounts payable - aircraft                                --          303
     Proceeds from the sale or exchange of equipment             710       --
     Repayment of advances by lessees                            152        173
                                                             -------    -------
       Net cash used in investing activities                  (6,123)    (1,672)
                                                             -------    -------













                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                      STATEMENTS OF CASH FLOWS (Continued)
                      ------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (unaudited)

                                                            1998          1997
                                                            ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Security deposits                                         --             145
   Transfer from restricted cash                             --           2,275
   Application of maintenance reserves
     payable to restore aircraft                             --          (2,036)
   Application of maintenance reserves
     payable for maintenance                                 --             (28)
   Proceeds from note payable                               5,249          --
   Cash distributions paid to partners                     (5,892)       (5,833)
                                                         --------      --------
     Net cash used in financing activities                   (643)       (5,477)
                                                         --------      --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                          (185)       (3,230)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                   5,705        12,831
                                                         --------      --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                      $  5,520      $  9,601
                                                         ========      ========

SUPPLEMENTAL INFORMATION:
   Interest paid                                         $    211      $    228
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 1998
                                  -------------
                                   (unaudited)

1.       GENERAL
         -------

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1998 and the results of its operations, changes in partners' equity and cash flows for the six months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's annual audited financial statements for the year ended December 31, 1997.

          New Accounting Pronouncement: In March 1998 the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. The adoption of this pronouncement did not impact the reporting of the Partnership's results of operations.

2.       AIRCRAFT
         --------

         The Partnership's net investment in aircraft as of June 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                       1998         1997
                                                       ----         ----

Aircraft on operating leases, at cost               $ 109,646   $ 103,990
Less:   Accumulated depreciation                      (59,439)    (55,513)
        Write-downs                                    (8,204)     (8,143)
                                                    ---------   ---------
                                                    $  42,003   $  40,334
                                                    ---------   ---------

Aircraft held for lease, at cost                    $  46,744   $  46,934
Less:    Accumulated depreciation                     (18,899)    (18,839)
         Write-downs                                   (6,019)     (5,659)
         Amounts received including value
         of aircraft in Lease Settlement accounted
         for under the cost recovery method           (10,115)    (10,115)
         Reserves for maintenance                        (557)       (557)
                                                    ---------   ---------
                                                       11,154      11,764
                                                    ---------   ---------
         Aircraft, net                              $  53,157   $  52,098
                                                    =========   =========

         Continental Airline Leases: The Partnership owns a McDonnell Douglas DC-10-10 aircraft which is subject to an operating lease with Continental Micronesia providing for rentals of $150,000 per month through June 30, 1998. The Partnership and Continental have signed a lease amendment that extends the lease from July 1, 1998 through September 15, 1999 at a monthly lease rate of $138,500.

         Upon the expiration of the extended lease, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed a lease which provides for 84 months rent at $218,000 per month. The lease also provides a two-year renewal option at $200,000 per month, and three additional two-year renewal options at the then fair market rental. Emery has provided a security deposit aggregating $218,000 at June 30, 1998. The
Partnership provided a deposit of $790,000 to the third party modification center, which is included in other assets on the balance sheet as of June 30, 1998. The current workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to escalation, by the Partnership. The Partnership also estimates expending another $1.0 million to meet the lease delivery conditions.

         The lease of the Boeing 727-200 advanced aircraft leased to Continental expired January 31, 1998 and the aircraft was returned to the Partnership. The Partnership and Continental continue discussing each party's obligation with respect to the return condition of the aircraft under the lease. The Partnership has entered into a lease of the aircraft for a term of four years to TNT Transport International B.V. ("TNT") a foreign cargo carrier and has converted the aircraft to cargo configuration, including a low gross weight hushkit. (See TNT discussion below).

         TNT Transport International B.V.: The Partnership entered into a lease for the Boeing 727-200 advanced aircraft formerly leased to Continental with a European freight carrier, TNT Transport International B.V. ("TNT") for a term of four years. The lease provides for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if TNT exercises an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for maintenance of the engines. TNT has provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years after the fourth year (if the above option is not exercised) at $95,000 per month. The Partnership has invested approximately $5.7 million for a low gross weight hushkit and cargo conversion of the aircraft, and the purchase of JT8D-7B engines net of proceeds of $520,000 for the sale of a JT8D-7B engine from this aircraft, which resulted in a $20,000 write-down. The work was performed and certain of the aircraft parts were provided by companies affiliated with the Managing General Partner or its President and Director. The aircraft was delivered to TNT in June 1998.

         Airbus A-300 Aircraft: In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of the engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus maintenance reserves of $225 per engine hour or cycle, whichever is greater.

         During June 1998, the Partnership entered into an Engine Exchange Agreement and Bill of Sale with an affiliate of the Managing General Partner. Pursuant to this agreement the Partnership received cash in the amount of $190,000 and a General Electric CF6-50C2 engine in exchange for a General Electric CF6-50C2 engine from the Airbus A-300 aircraft. The amount of the payment was determined through a third party appraisal of the engines.

         Lockheed L-1011 Aircraft: At June 30, 1998 the L-1011 aircraft had an estimated market value and book value of approximately $1.7 million (net book value of $5.5 million adjusted for the $3 million return condition settlement accounted for on the cost recovery basis and the unearned portion of the L-1011 Lease Prepayment reflected as deferred income). In addition, in the first quarter of 1998 a write-down of $360,000 was taken to reflect the estimated market value of the aircraft. The Partnership is currently in discussions for the sale of the Lockheed L-1011 aircraft to an unrelated party.

3.       TRANSACTIONS WITH AFFILIATES
         ----------------------------

         Base Management Fees. The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $42,000 and $85,000 of base management fees during the three and six months ended June 30, 1998, respectively.

         Incentive Management Fees. The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $110,000 and $239,000 of incentive management fees during the three and six months ended June 30, 1998, respectively.

         Re-lease Fees. The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $85,000 and $164,000 of re-lease fees during the three and six months ended June 30, 1998, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $0 and $19,000 during the three and six months ended June 30, 1998, respectively, all of which was payable to the Administrative General Partner.

         During  the six  months  ended  June  30,  1998  the  Partnership  paid
$1,165,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft, including the cargo conversion. The Partnership also paid $1,463,000 for aircraft parts to a company owned by the President and Director of the Managing General Partner and two former officers and directors.

         During June 1998, the Partnership entered into an Engine Exchange Agreement and Bill of Sale with an affiliate of the Managing General Partner. Pursuant to this agreement the Partnership received cash in the amount of $190,000 and a General Electric CF6-50C2 engine in exchange for a General Electric CF6-50C2 engine from the Airbus A-300 aircraft. The amount of the payment was determined through a third party appraisal of the engines.

4.       LITIGATION
         ----------

         The Partnership, along with the Managing General Partner, Administrative General Partner and PaineWebber Incorporated, has been named as a defendant in a lawsuit entitled Paul Mallia, et al. v. PaineWebber, Inc., et al., pending before the United States District Court for the Southern District of New York, and relating to the sale and sponsorship of various limited partnership investments, including the Partnership and an affiliated partnership ("the Pegasus Partnerships"). Although the lawsuit was originally filed in 1995, the Pegasus Partnerships were served with process after a consolidated amended complaint was filed in May 1998. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act, as well as state law claims for common law fraud, conspiracy, violations of section 27.01 of the Texas
Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in the Pegasus Partnerships and in other limited partnerships and investments. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages. The Partnerships have not yet filed an answer to the complaint. Discovery has begun, and is scheduled to be completed in early 1999. The General Partners cannot determine the impact, if any, of the litigation on the Partnership.

         The Partnership has filed a claim in the Bankruptcy Court for unpaid rents and other damages related to the rejection by Kiwi of the leases. Given the sale of Kiwi's assets as approved by the Court, it is unlikely that the Partnership will obtain any recovery.

5.       COMMITMENTS
         -----------

         Upon the expiration of the extended lease with Continental, as discussed in Note 2, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines, Inc. ("Emery"). The Partnership and Emery have signed a lease agreement which provides for 84 months rent at $218,000 per month, and three additional two-year renewal options at the then fair market rental. Emery has provided a security deposit aggregating $218,000. The Partnership paid a deposit of $790,000 to the third party modification center, which is included in other assets on the balance sheet as of June 30, 1998. The current workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to price escalation. The Partnership estimates expending an additional $1.0 million to meet the delivery conditions under the lease with Emery.

         The Partnership is committed in 1999, to fund the hushkit for the Boeing 727-200 advanced aircraft leased to Capital Cargo International Airlines, Inc. ("Capital"), which is expected to cost approximately $3 million.

         The Partnership has drawn down all funds available under its current borrowing facility. In all, the Partnership has capital commitments of $12 million and has commenced discussions with its lender to increase the amounts available under the existing borrowing facility. To the extent that the Partnership is unable to increase its loan facilities or obtain additional borrowings, the Partnership may have to utilize cash from operations to finance these obligations, potentially reducing distributions to partners.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

         This report may contain, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these Forward-Looking Statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership owns and manages a diversified portfolio of commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At June 30, 1998, the Partnership's unrestricted cash and cash equivalents of $5,520,000 was primarily invested in such a fund. This amount was $185,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1997 of $5,705,000. This decrease in unrestricted cash was attributable to the amount by which cash distribution to partners and capitalized aircraft improvements exceeded cash generated by operating activities, collection of advances to lessees, proceeds from notes payable, and the unapplied maintenance reserves, (see Footnote 2, "Aircraft" and Footnote 4 "Litigation") during the six months ended June 30, 1998.

         Rent and other receivables, net, decreased $184,000 from $444,000 at December 31, 1997 to $260,000 at June 30, 1998. This decrease resulted primarily from the continued repayment of the advances by TWA. In addition, the receivable from Capital Cargo International Airlines, Inc. was fully paid at June 30, 1998.

         The Partnership's leases with TWA for the Lockheed L-1011 and McDonnell Douglas MD-82 aircraft were modified and extended during April 1993. Upon execution of the lease amendments, the Partnership advanced $1,300,000 to TWA to finance certain major maintenance procedures which had been performed on the two aircraft. TWA has agreed to repay these amounts to the Partnership over the applicable remaining lease terms in equal monthly installments with interest at a fixed rate of 450 basis points over the equivalent term U.S. treasury obligations (9.68% and 9.70% for the initial advances). At June 30, 1998, the total balance of the advances to TWA aggregated approximately $90,000.

         Other assets increased $795,000 from $26,000 at December 31, 1997 to $821,000 at June 30, 1998. This increase is primarily due to the payment of a deposit, to a third party, to secure a facility for the modifications to the DC10-10 to convert it to a cargo aircraft in late 1999.

         The payable to affiliates increased $259,000 to $470,000 at June 30, 1998 from $211,000 at December 31, 1997. The increase was predominantly due to fees for the fourth quarter of 1997, and the first quarter of 1998, which were expensed but unpaid at June 30, 1998.

         Deferred rental income and deposits were $2,544,000 at June 30, 1998 as compared to $2,584,000 at December 31, 1997. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement and the L-1011 Lease Prepayment. The Partnership is currently in discussions for the sale of the Lockheed L-1011 aircraft to an unrelated party. The Partnership continues to actively re-market for lease or sale, the A-300 aircraft which is currently off lease.

         During the three months ended June 30, 1998, the Partnership paid cash distributions pertaining to the first quarter of 1998. The quarterly distribution represented an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The amount of recent distributions has exceeded cash generated from operations for the particular quarter. The Partnership has utilized cash generated in prior periods to achieve the level of distributions made. The distribution for the second quarter of 1998 was paid in July, 1998 at an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 89% of the cash distributions paid to the partners for the quarter ended June 30, 1998 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions paid to the partners from the inception of the Partnership through June 30, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The L-1011 and the A-300 aircraft remained off-lease during 1998. In early 1998, the Partnership received informal offers to sell both these aircraft. Based upon the offers received, the Partnership recognized write-downs aggregating approximately $1.4 million to recognize the decrease in value of these aircraft at December 31, 1997. Additionally, the Partnership provided a write-down of $360,000 with respect to the L-1011 aircraft in the first quarter of 1998. However, if the aircraft are sold, the Partnership may elect either to utilize such proceeds, to the extent permitted under the Partnership Agreement, to invest (along with the $3,000,000 L-1011 return condition settlement received in 1996) in additional used aircraft subject to lease or may utilize such amounts in other capital expenditures or distributions to the limited partners.

         Continental Micronesia has agreed to extend the lease of the DC10-10 for an additional fifteen months (through September 15, 1999) at a lease rate of $138,500 per month. Upon the expiration of the extended lease, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement with a third party for ultimate delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed an 84 month lease, which provides for rents of $218,000 per month. The lease also provides a two-year renewal at a monthly lease rate of $200,000, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000 at June 30, 1998. The current workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to escalation, by the Partnership. The Partnership also estimates expending an additional $1.0 million to meet the lease delivery conditions. Additionally, the Partnership is committed to fund in 1999, the hushkit for the Boeing 727 leased to Capital Cargo International, Inc. ("Capital"), which is expected to cost approximately $3 million.

         In early 1998, Continental returned one 727-200 ADV aircraft, the lease of which expired January 31, 1998. The Partnership and Continental continue discussing each party's obligation with respect to the return condition of the aircraft under the lease. Continental's position is that the airframe exceeded return condition requirements and that the engines met the aggregate return condition requirements. The Partnership believes that the engines failed to meet return conditions and agree generally regarding the airframe. The ultimate resolution is unknown at this time.

         In all, the Partnership has estimated commitments of $12 million. The Partnership has drawn all available funds under its $10 million borrowing facility and the principal balance at June 30, 1998 is $10 million. The Limited Partnership Agreement permits the Partnership to borrow up to 35% of the original offering proceeds ($50,785,000). The Partnership has commenced discussions with the lender to increase the amount available under the borrowing facility. However, there can be no assurance that the Partnership will be able to obtain additional borrowings. The amount of additional borrowing will depend, in part, on the value of the Partnership's collateral. The Partnership may have to utilize cash from operations to finance such cost, thus potentially reducing distributions to partners.

Litigation
----------

See "Note 4 Litigation" for an update on certain legal proceedings.

RESULTS OF OPERATIONS
---------------------

         The Partnership's net income was $329,000 and $907,000 for the quarter and six months ended June 30, 1998 (the "1998 Quarter" and "1998 Period", respectively) as compared to $773,000 and $1,650,000 for the quarter and six months ended June 30, 1997 (the "1997 Quarter" and "1997 Period", respectively).

         The Partnership's net income for the 1998 Period and 1998 Quarter decreased as compared to the 1997 Period and 1997 Quarter principally due to the write-downs related to the JT8D-7B engine and the L-1011 aircraft based upon current market conditions and increased interest expense related to the additional draw down on the Note Payable.

         Rental income decreased by $108,000 or 4% in the 1998 Quarter, and increased $457,000 or 8% in the 1998 Period as compared to the 1997 Quarter and 1997 Period. Rental income decreased during the 1998 Quarter, compared to the 1997 Quarter, due to an absence of the amortization of the L-1011 deferred income in the 1998 Quarter, and higher revenues earned during the 1997 Quarter on the Boeing 727 aircraft formerly leased to Continental which expired on January 31, 1998. The increase in rental income during the 1998 Period, as compared to the 1997 Period, was principally due to the rental income attributable to the Falcon lease, Capital lease and the A-300 engine lease with Viacao Aerea Sao Paulo S.A., all of which were off-lease for all or a portion of the 1997 Period. The increase in rental income was offset by a corresponding increase in depreciation.

         Interest income decreased $107,000 and $206,000, or 72%, and 68%, respectively, for the 1998 Quarter and 1998 Period in comparison to the 1997 Quarter and 1997 Period. This was due to a decrease in cash reserves for expenditures throughout 1997 and 1998, for capitalized aircraft improvements, and for the continued reduction in advances due from lessees due to their scheduled repayments.

         During the 1998 Period, the Partnership realized a gain of $116,000, which is included in Other Income, representing the difference between the book value of the Partnership's claim in the 1991 Continental bankruptcy and the amount realized.

         Depreciation and amortization expense increased $210,000 and $727,000, or 12%, and 22%, respectively, for the 1998 Quarter and 1998 Period in comparison to the 1997 Quarter and 1997 Period. This is due primarily to the depreciation associated with the Falcon and Capital aircraft (including capitalized aircraft improvements made in 1997) which were off-lease for all or substantially all of the 1997 Quarter and 1997 Period. Additionally, capitalized improvements to the TNT aircraft were depreciated in 1998, upon the completion of a cargo conversion and the delivery of this aircraft. The Partnership does not recognize depreciation on off-lease aircraft.

         During the first quarter of 1998, the Partnership provided for a write-down aggregating $360,000 to recognize the impairment of the value of the L-1011 aircraft. No such amount was provided in the first quarter of 1997. Additionally, during the 1998 Quarter, the Partnership provided for a $20,000 write-down in connection with the sale of the JT8D-7B engine from the TNT Transport International B.V., Boeing 727-200 advanced aircraft.

         Management and re-lease fees decreased by $1,000 or 1% during the 1998 Quarter, but increased $30,000 or 7% during the 1998 Period in comparison to the 1997 Quarter and 1997 Period. The decrease in the 1998 Quarter was primarily due to the corresponding decrease in rental income, which serves as the basis upon which management and re-lease fees are calculated. The increase in the 1998

Period was commensurate with the corresponding increase in rental income for the 1998 Period, which serves as the basis upon which management and re-lease fees are calculated.

         Interest expense for the 1998 Quarter and 1998 Period increased by $62,000 and $62,000 or 53%, and 27%, respectively, in comparison to the 1997 Quarter and 1997 Period due to an increase in the Note Payable.

         General and administrative expenses increased by $25,000 and $3,000 or 30%, and 2%, respectively, in the 1998 Quarter and 1998 Period. This increase is primarily due to the increase in transfer agent fees, and audit & tax fees, partially offset by the decrease in legal fees.

         Direct lease expenses decreased by $80,000 and $81,000 or 51%, and 36%, respectively, in the 1998 Quarter and 1998 Period as compared to the 1997
Quarter and 1997 Period due primarily to the Kiwi related expenses incurred in the 1997 Quarter and 1997 Period. (There were no such items in the 1998 Quarter and 1998 Period.)

                           Part II. OTHER INFORMATION
                                    -----------------

Item 1.       Legal Proceedings
              -----------------

The Partnership, along with the Managing General Partner, Administrative General Partner and PaineWebber Incorporated, has been named as a defendant in a lawsuit entitled Paul Mallia, et al. v. PaineWebber, Inc., et al., pending before the United States District Court for the Southern District of New York, and relating to the sale and sponsorship of various limited partnership investments, including the Partnership and an affiliated partnership ("the Pegasus Partnerships"). Although the lawsuit was originally filed in 1995, the Pegasus Partnerships were served with process after a consolidated amended complaint was filed in May 1998. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act, as well as state law claims for common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in the Pegasus Partnerships and in other limited partnerships and investments. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages. The Partnerships have not yet filed an answer to the complaint. Discovery has begun, and is scheduled to be completed in early 1999. The General Partners cannot determine the impact, if any, of the litigation on the Partnership.

The Partnership has filed a claim in the Bankruptcy Court for unpaid rents and other damages related to the rejection, by Kiwi, of the lease. Given the sale of Kiwi's assets as approved by the Court, it is unlikely that the Partnership will obtain any recovery.

Item 5.       Other Information
              -----------------

On May 15, 1998 Joseph P. Ciavarella, Vice President, Treasurer and Chief Financial Officer of the Administrative General Partner resigned.

On May 15, 1998, Paul L. Novello was named Vice President, Chief Financial Officer, Secretary and Treasurer of the Administrative General Partner.

Paul L. Novello, age 45, is a Vice President, Chief Financial Officer, Secretary and Treasurer of the Administrative General Partner. He joined PaineWebber Incorporated in March 1994 and currently holds the position of Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Novello was employed as a consultant to Chase Manhattan Bank's Corporate International Real Estate Department. Prior to that time, Mr. Novello was employed by Stratagem Group, Inc. as a Vice President of Acquisitions and Investments. From 1981 to 1989, Mr. Novello was employed by Shearson Lehman Hutton and its predecessor E.F. Hutton and Co. in the Direct Investments Department. From 1976 to 1981, Mr. Novello was employed by Revlon, Inc. He holds a Bachelor of Arts degree in economics from Rutgers University and a Masters in Business Administration from Rutgers University.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

         (a)      Exhibits and Reports to be files:

                  27.  Financial Data Schedule (in electronic format only).

                  99.1 Policy Regarding Requests for Partner Lists.

         (b)      Reports on Form 8-K

                  The Partnership did not file a report on Form 8-K during the second quarter of the fiscal year ending December 31, 1998.

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


                         Pegasus Aircraft Partners II, L.P.
                         (Registrant)


                         By:      Air Transport Leasing, Inc.
                                  A General Partner


Date: August  14, 1998            By:   /s/ Paul L. Novello
                                        -------------------
                                        Paul L. Novello
                                        Vice President, Chief Financial Officer,
                                        Officer, Secretary and Treasurer