Form 10-Q
period 1998-09-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 1998-11-13
CIK 849870

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1998
                              --------------------------------------------------

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

                       This document consists of 25 pages.

                       Pegasus Aircraft Partners II, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1998



                                Table of Contents
                                -----------------



                                                                            Page
                                                                            ----

  Part I   FINANCIAL INFORMATION

           Item 1.    Financial Statements (unaudited)

                      Balance Sheets - September 30, 1998
                      and December 31, 1997                                   3

                      Statements of Income for the three
                      months ended September 30, 1998
                      and 1997                                                4

                      Statements of Income for the nine
                      months ended September 30, 1998
                      and 1997                                                5

                      Statements of Partners' Equity for the
                      nine months ended September 30, 1998
                      and 1997                                                6

                      Statements of Cash Flows for the nine
                      months ended September 30, 1998 and
                      1997                                                    7

                      Notes to Financial Statements                           9

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                          15


  Part II  OTHER INFORMATION

           Item 1.Legal Proceedings                                          22
           Item 5.Other Information                                          22
           Item 6.Exhibits and Reports on Form 8-K                           23
           Signature                                                         24

                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.   Financial Statements
          --------------------


                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

           BALANCE SHEETS -- SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
           ----------------------------------------------------------
                                   (unaudited)


                                                        1998         1997
                                                        ----         ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------

   Cash and cash equivalents                          $  5,004     $  5,705
   Rent and other receivables, net                         449          444
   Aircraft, net (Note 2)                               47,439       52,098
   Other assets                                            817           26
                                                      --------     --------
     Total Assets                                     $ 53,709     $ 58,273
                                                      ========     ========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

LIABILITIES:
   Lease settlement reserve                           $   --       $  3,000
   Accounts payable and accrued expenses                   134          123
   Payable to affiliates (Note 3)                          612          211
   Maintenance reserves collected                        1,499          591
   Notes payable                                        10,000        4,751
   Deferred income and deposits                          1,618        2,584
   Distributions payable to partners                     2,914        2,943
   Accrued interest payable                                 79         --
                                                      --------     --------
     Total Liabilities                                  16,856       14,203
                                                      --------     --------

COMMITMENTS  (Note 5)

PARTNERS' EQUITY:
   General Partners                                       (842)      (1,008)
   Limited Partners (7,255,000 units outstanding)       37,695       45,078
                                                      --------     --------
     Total Partners' Equity                             36,853       44,070
                                                      --------     --------
           Total Liabilities and Partners' Equity     $ 53,709     $ 58,273
                                                      ========     ========




                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------
                              STATEMENTS OF INCOME
                              --------------------
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             ------------------------------------------------------
                                   (unaudited)



                                                       1998           1997
                                                       ----           ----
                                                 (in thousands, except unit data
                                                      and per unit amounts)

REVENUE:
    Rentals from operating leases                   $    3,225     $    3,213
    Interest                                                49             95
    Other income                                            13           --
    Gain on sale of engine                                 241           --
                                                    ----------     ----------
                                                         3,528          3,308
                                                    ----------     ----------

EXPENSES:
    Depreciation and amortization                        2,106          1,900
    Write-downs                                             97           --
    Management and re-lease fees (Note 3)                  274            259
    Interest                                               240            111
    General and administrative (Note 3)                     65             69
    Direct lease                                            76             76
                                                    ----------     ----------
                                                         2,858          2,415
                                                    ----------     ----------

NET INCOME                                          $      670     $      893
                                                    ==========     ==========

NET INCOME ALLOCATED:
    To the General Partners                         $      245     $        9
    To the Limited Partners                                425            884
                                                    ----------     ----------
                                                    $      670     $      893
                                                    ==========     ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                $      .06     $      .12
                                                    ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING                    7,255,000      7,255,000
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                                   (unaudited)


                                                       1998           1997
                                                       ----           ----
                                                 (in thousands, except unit data
                                                       and per unit amounts)

REVENUE:
    Rentals from operating leases                   $    9,449     $    8,981
    Interest                                               145            396
    Other income                                           134           --
    Gain on sale of engine                                 241           --
                                                    ----------     ----------
                                                         9,969          9,377
                                                    ----------     ----------

EXPENSES:
    Depreciation and amortization                        6,152          5,219
    Write-downs                                            477           --
    Management and re-lease fees (Note 3)                  763            718
    Interest                                               533            342
    General and administrative (Note 3)                    244            251
    Direct lease                                           223            304
                                                    ----------     ----------
                                                         8,392          6,834
                                                    ----------     ----------

NET INCOME                                          $    1,577     $    2,543
                                                    ==========     ==========

NET INCOME ALLOCATED:
    To the General Partners                         $      254     $       25
    To the Limited Partners                              1,323          2,518
                                                    ----------     ----------
                                                    $    1,577     $    2,543
                                                    ==========     ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                $      .18     $      .35
                                                    ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING                    7,255,000      7,255,000
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                        (in thousands)

Balance, January 1, 1998                       $ (1,008)   $ 45,078    $ 44,070

   Net income                                       254       1,323       1,577

   Distributions to partners declared               (88)     (8,706)     (8,794)
                                               --------    --------    --------

Balance, September 30, 1998                    $   (842)   $ 37,695    $ 36,853
                                               ========    ========    ========



Balance, January 1, 1997                       $   (904)   $ 55,444    $ 54,540

   Net income                                        25       2,518       2,543

   Distributions to partners declared               (88)     (8,706)     (8,794)
                                               --------    --------    --------

Balance, September 30, 1997                    $   (967)   $ 49,256    $ 48,289
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                                   (unaudited)

                                                              1998        1997
                                                              ----        ----
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 1,577     $ 2,543
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Gain on sale of engine and equipment                      (254)       --
     Depreciation and amortization                            6,152       5,219
     Write-downs                                                477        --

   Change in assets and liabilities:
     Rent and other receivables                                (232)       (139)
     Other assets                                                (1)        (10)
     Accounts payable and accrued expenses                       11          28
     Payable to affiliates                                      401        (258)
     Accrued interest payable                                    79        --
     Deferred income and deposits                              (223)     (1,150)
     Maintenance reserves collected                             908         439
                                                            -------     -------
       Net cash provided by operating activities              8,895       6,672
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposit for aircraft modifications                        (790)       --
     Capitalized aircraft improvements                       (7,012)     (4,793)
     Proceeds from the sale of equipment                      1,553        --
     Repayment of advances by lessees                           227         262
                                                            -------     -------
       Net cash used in investing activities                 (6,022)     (4,531)
                                                            -------     -------













                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                      STATEMENTS OF CASH FLOWS (Continued)
                      ------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                                   (unaudited)

                                                            1998          1997
                                                            ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Security deposits                                         --             196
   Transfer from restricted cash                             --           2,275
   Application of maintenance reserves
     payable to restore aircraft                             --          (2,275)
   Proceeds from note payable                               5,249          --
   Cash distributions paid to partners                     (8,823)       (8,779)
                                                         --------      --------
     Net cash used in financing activities                 (3,574)       (8,583)
                                                         --------      --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                          (701)       (6,442)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                   5,705        12,831
                                                         --------      --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                      $  5,004      $  6,389
                                                         ========      ========

SUPPLEMENTAL INFORMATION:
   Interest paid                                         $    447      $    343
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 1998
                               ------------------
                                   (unaudited)

1.       GENERAL
         -------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997. (Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.)

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

         New Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Partnership). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this pronouncement is not expected to impact the Partnership's earnings or statement of financial position.

2.       AIRCRAFT
         --------

         The Partnership's net investment in aircraft as of September 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                            1998        1997
                                                            ----        ----

          Aircraft on operating leases, at cost          $ 108,150   $ 103,990
          Less:  Accumulated depreciation                  (60,004)    (55,513)
                 Write-downs                                (8,058)     (8,143)
                                                         ---------   ---------
                                                         $  40,088   $  40,334
                                                         ---------   ---------

          Aircraft held for lease, at cost               $  46,744   $  46,934
          Less:  Accumulated depreciation                  (18,959)    (18,839)
                 Write-downs                               (20,434)    (16,331)
                                                         ---------   ---------
                                                         $   7,351   $  11,764
                                                         ---------   ---------

                 Aircraft, net                           $  47,439   $  52,098
                                                         =========   =========

         Write-downs, for aircraft held for lease, at cost, includes in part, $14.4 million of amounts which were received in cash as advanced rental payments or as payments in lieu of aircraft meeting return conditions related to the early return of the Airbus A-300 and Lockheed L-1011 aircraft, by the lessees. This amount also includes the estimated value of two Boeing 727-200 aircraft which were received in partial settlement of the A-300 lease as well as certain reserves for maintenance.

         Continental Airline Leases: The Partnership owns a McDonnell Douglas DC-10-10 aircraft which was subject to an operating lease with Continental Micronesia providing for rentals of $150,000 per month through June 30, 1998. The Partnership and Continental have signed a lease amendment that extends the lease from July 1, 1998 through September 15, 1999 at a monthly lease rate of $138,500.

         Upon the expiration of the extended lease, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed a lease which provides for 84 months rent at $218,000 per month. The lease also provides a two-year renewal option at $200,000 per month, and three additional two-year renewal options at the then fair market rental. Emery has provided a security deposit aggregating $218,000 at September 30, 1998. The Partnership provided a deposit of $790,000 to the third party modification center which will perform the conversion and this amount is included in other assets on the balance sheet as of September 30, 1998. The current workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to escalation, by the Partnership. The Partnership also estimates expending another $1.0 million to meet the lease delivery conditions.

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

         TNT Transport International B.V.: In June 1998 the Partnership delivered a Boeing 727-200 advanced aircraft formerly leased to Continental to a European freight carrier, TNT Transport International B.V. ("TNT") for a lease term of four years. The lease provides for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if TNT exercises an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for maintenance of the engines. TNT has provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years at the end of the initial lease term (if the above option is not exercised) at $95,000 per month.

         The Partnership has invested approximately $7.8 million for a low gross weight hushkit and cargo conversion of the aircraft, and the purchase of three JT8D-7B engines. The Partnership received cash proceeds of $1,050,000 for the sale of the JT8D-15 engines from this aircraft, which resulted in a $60,000 loss. In the third quarter of 1998, due to the conversion of this aircraft to a freighter, the Partnership wrote-off the remaining net book value of the interior, determined through a third party appraisal, which resulted in an impairment expense of $57,000. The work was performed and certain of the aircraft parts were provided by companies affiliated with the Managing General Partner or its President and Director.

         Airbus A-300 Aircraft: In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of the CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus maintenance reserves of $225 per engine hour or cycle, whichever is greater. The Partnership and VASP extended the lease to December 1998. The Partnership is continues to re-market this aircraft for lease or sale.

         During June 1998, the Partnership entered into an Engine Exchange Agreement and Bill of Sale with an affiliate of the Managing General Partner. Pursuant to this agreement, the Partnership received cash in the amount of $190,000 and a General Electric CF6-50C2 engine in exchange for a General Electric CF6-50C2 engine from the Airbus A-300 aircraft. The amount of the payment was determined through a third party appraisal of the engines.

         Lockheed L-1011 Aircraft: At September 30, 1998 the L-1011 aircraft had an estimated market value and book value of approximately $1.7 million. During the third quarter of 1998, the Partnership reclassified the $3,000,000 return condition settlement and the $743,000 unearned portion of the L-1011 lease prepayment, as an additional write-down. In addition, in the first quarter of 1998 a write-down of $360,000 was taken to reflect the estimated market value of the aircraft. The Partnership is currently in discussions for the sale of the Lockheed L-1011 aircraft to an unrelated party.

         Falcon Air Express, Inc.: In 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi International Airlines, Inc. ("Kiwi") providing rentals of $95,000 per month through March 1, 2002.

         In September 1998, the Partnership received cash proceeds of $300,000 and realized a gain of $241,000, on the sale of an engine that had been dismantled and stored, since the return of this aircraft by Kiwi in 1996.

         Capital Cargo International Airlines, Inc.: In 1997, the Partnership entered into a lease agreement with Capital Cargo International Airlines, Inc. ("Capital"), a start-up freight carrier, with respect to the Boeing 727-200 advanced aircraft formerly leased to Kiwi, for a term of approximately eight years. As part of the original lease the Partnership agreed to hushkit the aircraft at a budgeted cost of approximately $2,500,000 on or before its 1999 "C" check, at which time the lease rate increases from $105,000 per month to $139,000 per month. Capital Cargo has requested that the hushkit be delivered by early December.

         Shortly after delivery of the aircraft to Capital in 1997, one of the engines failed. In August 1998, the Partnership reached an agreement with the lessee, in which the Partnership shared in the cost to overhaul the engine on this aircraft. The Partnership's share of the overhaul was $266,000.

3.       TRANSACTIONS WITH AFFILIATES
         ----------------------------

         Base Management Fees. The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $48,000 and $133,000 of base management fees during the three and nine months ended September 30, 1998, respectively.

         Incentive Management Fees. The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $138,000 and $378,000 of incentive management fees during the three and nine months ended September 30, 1998, respectively.

         Re-lease Fees. The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $88,000 and $252,000 of re-lease fees during the three and nine months ended September 30, 1998, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital, as adjusted per the Partnership agreement.

         Income and losses generally will be allocated 99% to the Limited Partners and 1% to the General Partners. Upon the sale of aircraft, gain generally will be allocated, first to the General Partners in an amount equal to the difference between their capital contributions and 1.01% of the aggregate capital contributions of the Limited Partners, and then, 99% to the Limited Partners and 1% to the General Partners.

         Accountable General and Administrative Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $19,000 during the nine months ended September 30, 1998 and was payable to the Administrative General Partner.

         During the nine months ended September 30, 1998 the Partnership paid $1,297,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft, including the cargo conversion. The Partnership also paid $1,882,000 for aircraft parts to a company owned by the President and Director of the Managing General Partner and two former officers and directors. In the third quarter of 1998, the Partnership received a $13,000 cash payment for spare parts sold on consignment by this affiliated aircraft parts company.

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

         During September 1998, the Partnership finalized a transaction with the Managing General Partner, for the acquisition of a JT8D-7B engine owned by the Managing General Partner which was installed on the Boeing 727-200 aircraft leased to TNT, in conjunction with the conversion of this aircraft to a freighter. Under the terms of the transaction, the Partnership received a JT8D-7B engine and $530,000 cash from the Managing General Partner, in exchange for a $250,000 payment and two JT8D-15 engines removed from the Partnership's Boeing 727-200 aircraft.

4.       LITIGATION
         ----------

         The Partnership, along with the Managing General Partner, Administrative General Partner and PaineWebber Incorporated, had been named as a defendant in a lawsuit entitled Paul Mallia, et al. v. PaineWebber, Inc., et al., pending before the United States District Court for the Southern District of New York, and relating to the sale and sponsorship of various limited partnership investments, including the Partnership and an affiliated partnership ("the Pegasus Partnerships"). The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act, as well as state law claims for common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in the Pegasus Partnerships and in other limited partnerships and investments. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages. The Managing General Partner, Administrative General Partner and the Pegasus Partnerships have been dismissed as defendants. Under certain circumstances PaineWebber Incorporated can seek indemnification from the Partnership. As a result, it cannot be determined at this time the impact, if any, of the litigation on the Partnership.

         The Partnership has filed a claim in the Bankruptcy Court for unpaid rents and other damages related to the rejection by Kiwi of the leases. Given the sale of Kiwi's assets as approved by the Court, it is unlikely that the Partnership will obtain any recovery.

5.       COMMITMENTS
         -----------

         Upon the expiration of the extended lease with Continental, as discussed in Note 2, the Partnership will convert the McDonnell Douglas DC-10-10 aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines, Inc. ("Emery"). The Partnership and Emery have signed a lease agreement which provides for 84 months rent at $218,000 per month, and three additional two-year renewal options at the then fair market rental. Emery has provided a security deposit aggregating $218,000. The Partnership paid a deposit of $790,000 to the third party modification center, which is included in other assets on the balance sheet as of September 30, 1998. The current workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to price escalation. The Partnership estimates expending an additional $1.0 million to meet the delivery conditions under the lease with Emery.

         The Partnership is committed to fund the hushkit for the Boeing 727-200 advanced aircraft leased to Capital Cargo International Airlines, Inc. ("Capital"), which is expected to cost approximately $2,500,000. This aircraft is scheduled for a "C" Check in December 1998, at which time it will also be hushkitted.

         In all, the Partnership has estimated commitments of $12 million. The Partnership has drawn all available funds under its $10 million borrowing facility and the principal balance at September 30, 1998 is $10 million. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. The Partnership has commenced discussions with the lender to increase the amount available under the borrowing facility. However, there can be no assurance that the Partnership will have sufficient collateral to be able to obtain additional borrowings. The
Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing distributions to partners.

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At September 30, 1998, the Partnership's unrestricted cash and cash equivalents of $5,004,000 was primarily invested in such a fund. This amount was $701,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1997 of $5,705,000. This decrease in unrestricted cash was attributable to the amount by which cash distribution to partners and capitalized aircraft improvements exceeded cash generated by operating activities, collection of advances to lessees, proceeds from notes payable, and the unapplied maintenance reserves during the nine months ended September 30, 1998.

         Rent and other receivables, net, increased $5,000 from $444,000 at December 31, 1997 to $449,000 at September 30, 1998. This increase resulted primarily from Falcon Air Express, Inc. ("Falcon"), falling three months in arrears with respect to their scheduled lease payments, as of September 30, 1998. (See Falcon discussion below). This delinquency was partially offset by the continued repayment of the advances by TWA.

         TWA, which had been expected to post a profit, reported a loss for the third quarter of 1998, which is typically the best quarter of the year for airlines due to summer travel. Although TWA had a cash position of $314 million at September 30, 1998, given TWA's historical financial difficulties, the third quarter loss is of concern. A default or deferral of lease payments on the part of TWA, (or a continuing default by Falcon, discussed below) or any other lessee, may affect quarterly distributions. TWA accounted for 17% of the Partnership's lease revenue in the third quarter of 1998.

         At September 30, 1998, Falcon was in arrears with respect to scheduled rent payments, for a total of $285,000, which is reflected in Rent and Other Receivables and $137,000 in arrears with respect to maintenance reserve payments. Falcon has indicated they are close to finalizing a line of credit which would enable them to bring their payments current. If Falcon is unsuccessful in closing such a line of credit, the Partnership would evaluate all of its rights including repossession and remarketing of the aircraft. If the Partnership remarkets the aircraft, there can be no assurance as to the ability to do so, the time it would take and the lease rate that might be acheived.

         The Partnership's leases with TWA for the Lockheed L-1011 and McDonnell Douglas MD-82 aircraft were modified and extended during April 1993. Upon execution of the lease amendments, the Partnership advanced $1,300,000 to TWA to finance certain major maintenance procedures which had been performed on the two aircraft. TWA agreed to repay these amounts to the Partnership over the applicable remaining lease terms in equal monthly installments with interest at a fixed rate of 450 basis points over the equivalent term U.S. treasury obligations (9.68% and 9.70% for the initial advances). At September 30, 1998, the total balance of the advances to TWA aggregated approximately $15,000.

         Other assets increased $791,000 from $26,000 at December 31, 1997 to $817,000 at September 30, 1998. This increase is primarily due to the payment of a deposit, to a third party, to secure a facility for the modifications to the DC10-10 to convert it to a cargo aircraft in late 1999.

         The payable to affiliates increased $401,000 to $612,000 at September 30, 1998 from $211,000 at December 31, 1997. The increase was predominantly due to fees for the fourth quarter of 1997, and the first quarter of 1998, which were expensed but unpaid at September 30, 1998.

         Deferred rental income and deposits were $1,618,000 at September 30, 1998 as compared to $2,584,000 at December 31, 1997. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement and the L-1011 Lease Prepayment. Also contributing to the decrease, was the reclassification of the unearned portion of the L-1011 lease prepayment, to additional impairment on the L-1011 aircraft, in the third quarter of 1998. The Partnership is currently in discussions for the sale of the Lockheed L-1011 aircraft to an unrelated party. The Partnership continues to re-market for lease or sale, the A-300 aircraft which is currently off lease.

         During the three months ended September 30, 1998, the Partnership paid cash distributions pertaining to the second quarter of 1998. The quarterly distribution represented an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. The amount of recent distributions has exceeded cash generated from operations for the particular quarter and the Partnership has utilized cash generated in prior periods to achieve the level of distributions made. The distribution for the third quarter of 1998 was paid in October, 1998 at an annualized rate equal to 8.0% of contributed capital ($.40 per Unit).

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 77% of the cash distributions paid to the partners for the quarter ended September 30, 1998 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions paid to the partners from the inception of the Partnership through September 30, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The L-1011 and the A-300 aircraft remained off-lease during 1998. In early 1998, the Partnership received informal offers to sell both these aircraft. Based upon the offers received, the Partnership recognized write-downs aggregating approximately $1.4 million to recognize the decrease in value of these aircraft at December 31, 1997. Additionally, the Partnership provided a write-down of $360,000 with respect to the L-1011 aircraft in the first quarter of 1998 and during the third quarter of 1998, the Partnership reclassified the $3,000,000 return condition settlement and the $743,000 unearned portion of the L-1011 lease prepayment, as an adjustment to the carrying value of the aircraft. If the aircraft are sold, the Partnership may elect either to utilize such proceeds, for capital or maintenance expenditures or distributions to the limited partners.

         Continental Micronesia agreed to extend the lease of the DC10-10 for an additional fifteen months (through September 15, 1999) at a lease rate of $138,500 per month. Upon the expiration of the extended lease, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement with a third party for ultimate delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed an 84 month lease, which provides for rents of $218,000 per month. The lease also provides a two-year renewal at a monthly lease rate of $200,000, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000 at September 30, 1998. The current workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to escalation, by the Partnership. The Partnership also estimates expending an additional $1.0 million to meet the lease delivery conditions. Additionally, the Partnership is committed to fund the hushkit for the Boeing 727 leased to Capital Cargo International, Inc. ("Capital"), which is expected to cost approximately $2,500,000.

         In early 1998, Continental returned one 727-200 ADV aircraft, the lease of which expired January 31, 1998. The Partnership and Continental continue discussing each party's obligation with respect to the return condition of the aircraft under the lease. If unsuccessful at achieving an agreed settlement, the Partnership may need to institute litigation against Continental. The ultimate resolution is unknown at this time.

         In all, the Partnership has estimated commitments of $12 million. The Partnership has drawn all available funds under its $10 million borrowing facility and the principal balance at September 30, 1998 is $10 million. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. The Partnership has commenced discussions with the lender to increase the amount available under the borrowing facility. However, there can be no assurance that the Partnership will have sufficient collateral to be able to obtain additional borrowings. The
Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing distributions to partners.

Litigation
----------

See Note 4 "Litigation" for an update on certain legal proceedings.

RESULTS OF OPERATIONS
---------------------

         The Partnership's net income was $670,000 and $1,577,000 for the quarter and nine months ended September 30, 1998 (the "1998 Quarter" and "1998 Period", respectively) as compared to $893,000 and $2,543,000 for the quarter and nine months ended September 30, 1997 (the "1997 Quarter" and "1997 Period", respectively).

         The Partnership's net income for the 1998 Period and 1998 Quarter decreased as compared to the 1997 Period and 1997 Quarter principally due to the write-downs of the interior and engines of the Boeing 727-200 aircraft and the L-1011 aircraft based upon current market conditions. Increased interest expense related to the additional draw down on the note payable and increased depreciation expense due to the 1997 and 1998 capitalized aircraft improvements, also contributed to the decrease in net income.

         Net Income allocated to the Limited Partners for the 1998 Quarter and 1998 Period declined disproportionately to the decline in net income due to the allocation, to the General Partners, of the gain on the sale of an engine (see
Note 3).

         Rental revenue increased by $12,000 or 1% in the 1998 Quarter, and $468,000 or 52% in the 1998 Period as compared to the 1997 Quarter and 1997 Period. Rental revenue increased during the 1998 Period principally due to the rental income attributable to the Falcon lease, Capital lease and the A-300 engine lease with Viacao Aerea Sao Paulo S.A., all of which were off-lease for all or a portion of the 1997 Period. These were partially off set by the absence of amortization of the L-1011 deferred income in the second and third quarter of 1998.

         Interest income decreased $46,000 and $251,000, or 48%, and 63%, respectively, for the 1998 Quarter and 1998 Period in comparison to the 1997 Quarter and 1997 Period. This was due to a decrease in cash reserves for expenditures throughout 1997 and 1998, for capitalized aircraft improvements, and for the continued reduction in advances due from lessees due to their scheduled repayments.

         During the 1998 Period, the Partnership realized a gain of $116,000, which is included in Other Income, representing the difference between the amount realized and the book value of the Partnership's claim in the 1991 Continental bankruptcy.

         In September 1998, the Partnership realized a gain of $241,000, on the sale of an engine that had been dismantled and stored, since the return of the Boeing 727-200 aircraft by Kiwi in 1996.

         Depreciation and amortization expense increased $206,000 and $933,000, or 11%, and 18%, respectively, for the 1998 Quarter and 1998 Period in comparison to the 1997 Quarter and 1997 Period, respectively. This is due primarily to the depreciation associated with the Falcon and Capital aircraft

(including capitalized aircraft improvements made in 1997) which were off-lease for a substantial portion of the 1997 Period. Additionally, capitalized improvements to the TNT and Capital aircraft were depreciated for the entire 1998 Quarter. The Partnership does not recognize depreciation on off-lease aircraft.

         During the first quarter of 1998, the Partnership provided for a write-down aggregating $360,000 relating to the value of the L-1011 aircraft. No such amount was provided in the first quarter of 1997. Additionally, during the second quarter of 1998, the Partnership provided for a $20,000 write-down in connection with the sale of a JT8D-15 engine from the Boeing 727-200 advanced aircraft leased to TNT Transport International B.V. ("TNT"). During September 1998, the Partnership finalized a transaction with the Managing General Partner, for the acquisition of a JT8D-7B engine which was installed on the Boeing 727-200 aircraft, leased to TNT, in conjunction with the conversion of this aircraft to a freighter. The Partnership received a JT8D-7B engine and $530,000 cash from the Managing General Partner, in exchange for a $250,000 payment and two JT8D-15 engines. The Partnership provided for a $40,000 write-down in connection the sale of the two JT8D-15 engines. Also during the third quarter of 1998, due to the conversion of this aircraft to a freighter, the Partnership wrote-off the remaining net book value of the interior, determined through a third party appraisal, which resulted in a write-down of $57,000.

         Shortly after delivery of the aircraft to Capital Cargo International, Inc. in 1997, one of the engines failed. In August 1998, the Partnership reached an agreement with the lessee, in which the Partnership would share in the cost to overhaul the engine on this aircraft. The Partnership's share of the overhaul was $266,000.

         Management and re-lease fees increased by $15,000 and $45,000 or 6% and 6%, respectively, for the 1998 Quarter and 1998 Period in comparison to the 1997 Quarter and 1997 Period. This is primarily due to the increase in rental income for the 1998 Quarter and the 1998 Period, which serves as the basis upon which management and re-lease fees are calculated.

         Interest expense for the 1998 Quarter and 1998 Period increased by $129,000 and $191,000 or 116%, and 56%, respectively, in comparison to the 1997 Quarter and 1997 Period due to an increase in the note payable.

         General and administrative expenses decreased by $4,000 and $7,000 or 6%, and 3%, respectively, in the 1998 Quarter and 1998 Period. This decrease is primarily due to a decrease in legal fees, partially offset by the increase in accrued audit and tax fees.

         Direct lease expenses remained consistent in the 1998 Quarter, but decreased $81,000 or 27% in the 1998 Period, respectively, as compared to the 1997 Quarter and 1997 Period, primarily due to the Kiwi related expenses incurred in the 1997 Period. (There were no such items in the 1998 Period.)

IMPACT OF YEAR 2000 ISSUE
-------------------------

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a failure of the information technology systems (IT systems) and other equipment containing imbedded technology (non-IT systems) in the Year 2000, causing disruption of operation of the Partnership, its lessees or vendors.

         The Partnership does not own its own software, but is reliant upon software owned by the General Partners or third party vendors. The General Partners and third party vendors are either currently Year 2000 compliant or have instituted plans to be so.

         The plan for addressing third party critical dependencies includes: identification of third party critical dependencies including lessees, vendors and financial institutions; circulation to all applicable third parties of a written request for their plans and progress in addressing the Year 2000 issue; evaluation of responses; and development of contingency plans to address risks of non-compliance by third parties. The Partnership has completed the identification of critical dependencies and the circulation for requests for Year 2000 compliance status.

         The costs associated with addressing the Year 2000 issue, including developing and implementing the above stated plan will be nominal and will be expensed as incurred.

         While the Partnership expects to have no interruption of operations as a result of internal IT and non-IT systems, uncertainties remain about the affect of third party critical dependencies who are not Year 2000 compliant.

         The Partnership is not aware of any significant Year 2000 systems issues with respect to the airworthiness of aircraft, however, should such an issue result in Airworthiness Directives or other manufacturer recommended maintenance, the implementation and the majority of the cost of such implementation would be the responsibility of the aircraft lessee. Any resulting costs to the Partnership cannot be estimated at this time.

         Non-compliance on the part of a lessee could result in lost revenue for the lessee and an inability to make lease payments to the Partnership. Non-compliance by the lessee's financial institution could also affect the ability to process lease payments. The Partnership has attempted to mitigate such risks by inquiring of each lessee about its Year 2000 plans, including whether they have addressed the issue with their financial institution.

         The Partnership's lessees face the potential risk of non-compliance by the air traffic control systems throughout the world. A disruption in the operations of some or all of the air traffic control systems may cause disruption to the operations of the Partnership's lessees, which may adversely affect their ability to generate revenue.

         A worst case scenario would be that a number of lessees are unable to operate and generate revenues and as a result unable to make lease payments. The Partnership is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Partnership would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Partnership would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be re-leased at favorable terms or at all, or their re-lease is delayed, the Partnership's business, financial condition and results of operations would be adversely affected.

                           Part II. OTHER INFORMATION
                                    -----------------

Item 1.       Legal Proceedings
              -----------------

The Partnership, along with the Managing General Partner, Administrative General Partner and PaineWebber Incorporated, had been named as a defendant in a lawsuit entitled Paul Mallia, et al. v. PaineWebber, Inc., et al., pending before the United States District Court for the Southern District of New York, and relating to the sale and sponsorship of various limited partnership investments, including the Partnership and an affiliated partnership ("the Pegasus Partnerships"). The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act, as well as state law claims for common law fraud, conspiracy, violations of section 27.01 of the Texas Business and Commerce Code, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty, violations of the Texas Securities Act, and violations of the Texas Deceptive Trade Practices Act, on behalf of those investors who bought interests in the Pegasus Partnerships and in other limited partnerships and investments. The plaintiffs seek unspecified damages, including attorneys' fees, reimbursement for all sums invested by them in the partnerships, exemplary damages, and treble damages. The Managing General Partner, Administrative General Partner and the Pegasus Partnerships have been dismissed as defendants. Under certain circumstances PaineWebber Incorporated can seek indemnification from the Partnership. As a result, it cannot be determined at this time the impact, if any, of the litigation on the Partnership.

The Partnership has filed a claim in the Bankruptcy Court for unpaid rents and other damages related to the rejection, by Kiwi, of the lease. Given the sale of Kiwi's assets as approved by the Court, it is unlikely that the Partnership will obtain any recovery.

Item 5.    Other Information
           -----------------

On October 20, 1998 Paul L. Novello, Vice President, Chief Financial Officer, Secretary and Treasurer of the Administrative General Partner resigned.

On October 20, 1998 Carmine Fusco was named Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner.

Carmine Fusco, age 30, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, he also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco had previously been employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

         (a)      Exhibits and Reports to be files:

                      27. Financial Data Schedule (in electronic format only).

         (b)      Reports on Form 8-K

                  The Partnership did not file a report on Form 8-K during the third quarter of the fiscal year ending December 31, 1998.

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


                             Pegasus Aircraft Partners II, L.P.
                             (Registrant)


                             By:      Air Transport Leasing, Inc.
                                      A General Partner


Date:  November 12, 1998              By:     /s/ Carmine Fusco
                                              -----------------
                                              Carmine Fusco
                                              Vice President, Secretary,
                                              Treasurer and Chief Financial and
                                              Accounting Officer