Form 10-K405
period 1998-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 1999-03-31
CIK 849870

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1998
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number                              0-18387
                       ---------------------------------------------------------

                       Pegasus Aircraft Partners II, L.P.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                               84-1111757
              --------                               ----------
       (State of organization)                      (IRS employer
                                                  Identification No.)

   Four Embarcadero Center, 35th Floor
       San Francisco, California                                        94111
---------------------------------------                               ---------
(Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code (415) 434-3900
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant: Not applicable.

                       This document consists of 51 pages.

                       Pegasus Aircraft Partners II, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1998

                                Table of Contents
                                                                            Page
                                                                            ----
Part I
------

Item 1      Business                                                           3
Item 2      Properties                                                         8
Item 3      Legal Proceedings                                                  8
Item 4      Submission of Matters to a Vote of Security Holders                8

Part II
-------

Item 5      Market for Registrant's Common Equity and Related
              Stockholder Matters                                              9
Item 6      Selected Financial Data                                           10
Item 7      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10
Item 8      Financial Statements                                              16
Item 9      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        37

Part III
--------

Item 10     Directors and Executive Officers of the Registrant                38
Item 11     Executive Compensation                                            39
Item 12     Security Ownership of Certain Beneficial Owners and Management    40
Item 13     Certain Relationships and Related Transactions                    41

Part IV
-------

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K   42

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

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership had the right, subject to certain conditions, to reinvest the proceeds from sales of aircraft occurring prior to August 21, 1998. The net proceeds of any future sales of aircraft will be retained for general working capital purposes with the remainder distributed to all partners.

Outlook for the Airline and Aircraft Leasing Industries

         The US airline industry had a profitable year in 1998 that continued the industry's profitability trend. A major expense item for operators of aircraft is the cost of fuel and it was very low in 1998. The industry's results have in the past been highly correlated to general economic activity, however, the industry did experience weakened results in the fourth quarter, a period of relatively strong economic activity.

         As to the supply and demand for aircraft, the industry took on and continues to take on a record number of new aircraft that will likely put pressure on profitability and will lead to further retirements of older aircraft, such as those owned by the Partnership. The full implementation of Stage III noise standards by year end 1999 will also likely lead to additional older Stage II aircraft being retired.

         Trans World Airlines, Inc. which accounted for 21% of the Partnership's revenues in 1998 announced its tenth consecutive unprofitable year. While TWA is replacing older aircraft with newer, more fuel efficient aircraft, its inability to achieve sustained profitability is of concern.

         The General Partners believe that installing hushkits to achieve Stage III noise compliance and the conversion of two Boeing 727-200 aircraft to freighters will enhance the Partnership's portfolio. Passenger aircraft and freighter aircraft leasing continues to be a highly competitive business and the Partnership's lessees also continue to face significant challenges.

Recent Partnership Developments

         Immediately below is a table which shows the December 31, 1998 appraised value of the Partnership's aircraft to be approximately $67.8 million, or approximately 44% of the original acquisition cost (excluding acquisition-related fees) plus related capital expenditures. Based in part on these appraised values, the Partnership's net asset value at December 31, 1998 was equal to $7.21 per Unit. It should be noted that these are only estimates of values as of that date, and not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of nor does this represent the values that may be realized upon the disposition of a Unit.

         The following table describes the Partnership's aircraft portfolio at December 31, 1998:


                                                         Dec.      Current                              Cumu-       Cumu-
                                   Owner-     Acqui-     1998       Lease     Original      Noise      lative      lative
   Current          Aircraft        ship      sition   Appraised Expiration   Delivery    Abatement    Flight      Flight
   Lessee             Type        Interest   Costs(1)  Value(2)   Date (3)      Date     Compliance   Hours(4)    Cycles(4)
   ------             ----        --------   --------  --------   --------      ----     ----------   --------    ---------
                                                          (in millions)
Aerovias de
Mexico, S.A.     McDonnell
de C.V.          Douglas DC-9-31     100%       $ 8.9     $ 2.8    11/6/99      1970      Stage  II    64,040      60,560

Aerovias de
Mexico, S.A.     McDonnell
de C.V.          Douglas DC-9-31     100          8.9       2.9    2/25/00      1971      Stage  II    69,808      66,190

Continental      Boeing 727-200
Airlines, Inc.   Advanced            100          4.5       3.0    5/1/99       1973      Stage  II    74,475      51,589

TNT Transport    Boeing 727-200
Intl.  B.V.      Advanced (6)        100          8.4       7.3    6/22/02      1973      Stage III    72,082      50,824

Continental      McDonnell
Micronesia Inc.  Douglas DC10-10     100         18.3       7.8    9/15/99 (8)  1973      Stage III    82,029      29,865

(7)              Airbus Industrie
                 A300-B4-103         100         27.9       7.1   (7)           1979      Stage III    46,226      19,527

Falcon Air       Boeing 727-200
Express Inc.     Non-Advanced        100         11.5       5.6    3/1/02       1970      Stage III    75,665      55,586

Capital Cargo    Boeing 727-200
International    Advanced (9)        100         16.8       9.8    3/1/05       1973      Stage III    59,925      31,433
Airlines Inc.

Trans World      McDonnell
Airlines.        Douglas MD-82       100         21.0      14.4    10/31/04     1983      Stage III    48,146      24,585

(10)             Lockheed
                 L-1011              100         17.7       1.7   (10)          1974      Stage III    61,209      22,907

US Airways       McDonnell
Group, Inc.      Douglas MD-81        50(5)      10.0       5.4    6/01/01      1982      Stage III    46,627      40,995
                                               ------     -----
                                               $153.9     $67.8
                                               ======     =====


Notes:   (1)  Acquisition costs do not include related  acquisition fees of $3.0 million  paid to the  General  Partners.  The cost  amounts  shown include capital expenditures, net of retirements,  incurred during
              1998,  1997,  1996,  1995,  1994  and 1993 of $6.0  million,  $5.2 million, $2.5 million, $26,000, $.3 million and $2.2 million, respectively. This amount is net of the application of maintenance reserves to restore aircraft of approximately $2.2 million.

         (2) The December 1998 appraised values were determined by an independent aircraft appraisal firm. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease. It should be noted that appraisals are only estimates of value and should not be relied on as measures of realizable value. A discount rate of 10% was utilized and inflation was assumed to be 2.5%. The appraised value of the McDonnell Douglas DC10-10 aircraft does not include a $9.0 million freighter conversion scheduled for the fourth quarter of 1999 (as discussed in Note 5 of the Financial Statements).

         (3) Lease expiration dates do not include renewal options unless already exercised.

         (4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 1998, with the exception of the McDonnell Douglas MD-81 leased to US Airways Group, Inc., which is as of January 25, 1999.

         (5) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership.

         (6) This aircraft was converted to a cargo configuration, hushkitted and delivered to TNT Transport International B.V. ("TNT") in June 1998.

         (7) Aircraft off lease at December 31, 1998. The CF6-50C2 engines from this aircraft, are on a short-term lease to Viacao Aerea Sao Paulo S.A. The appraised value shown represents the appraised CMV of the aircraft, exclusive of rents received from the rental of the engines.

         (8) Upon the expiration of the extended lease with Continental, the Partnership will convert the McDonnell Douglas DC-10-10 aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines, Inc. ("Emery").

         (9)  Aircraft was hushkitted in December 1998.

         (10) Lease terminated and aircraft returned in October 1996. TWA prepaid the lease, on a discounted basis and paid the Partnership $3,000,000 in lieu of meeting certain lease return conditions. The appraised aircraft value is based upon a purchase offer received in the fourth quarter of 1998, however there can be no certainty a sale will occur.

         A description of the principal financial terms of the leases is described in Item 8, which is incorporated herein by reference.

Significant Lessees

         The Partnership leased its aircraft to eight different airlines (and leased engines separately to another) during 1998. Revenue from each of the airlines which accounted for greater than 10% of the total rental revenue of the Partnership during 1998 are as follows:

                                                                   Percentage of
                                                                       Total
          Airline                                                 Rental Revenue
          -------                                                 --------------

Continental Airlines, Inc.(2)                                          25%(1)
Trans World Airlines, Inc.                                             21%(1)
Aerovias de Mexico S.A. de C.V                                         14%

         (1) Includes the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

         (2) Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

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

         Aircraft aging is a significant issue in aircraft safety regulation. In the past, certain aviation incidents and accidents raised concerns over the structural integrity of older aircraft. In 1989, in its "Report to Congress on the Status of the U.S. Stage II Commercial Aircraft Fleet", the FAA stated that "no correlation has been established between the chronological age of an aircraft and its structural airworthiness. A more accurate assessment of the physical "age" of an aircraft is the total number of flight cycles and flight hours flown." A flight cycle is defined as one takeoff and one landing. A flight cycle is important because of the added stress on the airframe, landing gear and other components from repeated takeoffs, landings and pressurizations. As different types of aircraft have different missions and carriers fly a variety of routes, flight cycles can vary widely among aircraft of the same chronological age. In general, narrow-body aircraft which are used for short-haul service will have greater cycles per year than wide-body aircraft used for longer routes. Other factors which contribute to the aging of an aircraft are the number of hours actually flown, the predominant environment in which an aircraft has flown, and its actual age in years.

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

                              Aircraft      Flight       Flight      Estimated
         Aircraft               Age         Cycle        Hour           AD
           Type              Threshold    Threshold    Threshold       Costs
         --------            ---------    ---------    ---------     ---------
                               (Years)

Boeing 727                       20          60,000         N/A    $1,100,000
Boeing 737                       20          75,000         N/A       934,000
Boeing 747                       20*         20,000*        N/A     3,400,000
McDonnell Douglas DC-9           20         100,000      75,000        79,000
McDonnell Douglas MD-80          20          75,000      75,000         4,000
McDonnell Douglas DC-10         None         42,000      60,000       187,000

         *    Substantially cycle limited

         Flight  cycle  and  flight  hour   information   with  respect  to  the
Partnership's aircraft are included in the aircraft portfolio table included earlier on Page 5.

         The FAA has recently issued an AD relating to certain Boeing 727 freighter conversions that requires strengthening of certain floor beams and the installation of restraint systems in the cargo area. The General Partners estimate the cost of compliance will not exceed $100,000 per aircraft. For discussion of the cost of compliance see TNT Transport International B.V., and Capital Cargo International Airlines, Inc. in Footnote 5 to the Financial Statements.

         The Partnership's leases generally require the lessees to bear the costs of compliance with ADs which require action during the lease terms. The only exceptions relate to the McDonnell Douglas DC-10 aircraft on lease to Continental, and the two McDonnell Douglas DC-9-31 aircraft on lease to Aeromexico. Under certain circumstances, for these leases the Partnership is obligated to share in the costs of complying with certain ADs. All of the Partnership's Boeing 727 aircraft have had the major calendar modifications performed as required. It is anticipated that the 60,000-cycle aging modifications will not be due to be performed until approximately the end of or beyond the end of, each of the current leases.

         Overall, the General Partners believe that the increased maintenance costs mandated for older aircraft may have some negative impact on re-lease and resale values for these planes, but mitigating this, compliance with the ADs should also serve to prolong the revenue lives of the affected aircraft.

Aircraft Noise Regulations

         On November 5, 1990, Congress enacted into law the Airport Noise and Capacity Act of 1990 (the "Act"). On September 24, 1991, the FAA issued the final rules of implementation for the Act. The Act provides that Stage II aircraft will be phased out from operation within United States airspace by December 31, 1999.

         Implementing regulations proposed by the FAA required or require each United States operator to increase its Stage III airplane fleet to 50 percent by December 31, 1996; to 75 percent by December 31, 1998, and to 100 percent by December 31, 1999.

         However, the Act further provides, that if by July 1, 1999, at least 85% of an air carrier's fleet complies with Stage III noise levels, the carrier may apply for a waiver of the operational ban for the remaining aircraft in the operator's fleet until December 31, 2003. The application for such a waiver must be submitted to the Secretary of the Department of Transportation no later than January 1, 1999 and must include a plan with firm orders for making all aircraft operated by the air carrier comply with Stage III noise levels by December 31, 2003.

         Stage III hushkitting and re-engineering for the Boeing 727-200 and the McDonnell Douglas DC-9-30 aircraft have been approved by the FAA.

         The Partnership continues to monitor the marketplace based upon the availability of aircraft, pricing for Stage II and Stage III aircraft and the timetable for implementation of Stage III, to best position the Partnership's aircraft for continued and future deployment.

         The European Commission has promulgated rules relating to aircraft noise that would ban aircraft that are modified ("hushkitted") to achieve Stage III noise compliance from European airspace after the year 2002. Such aircraft cannot be added to European fleets after April of 1999. It is unclear in what manner and if such rules will achieve full implementation.

Competition

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

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership has filed a claim in the Bankruptcy Court for unpaid rents and other damages related to the rejection by Kiwi International Airlines, Inc. ("Kiwi") of the leases. Given the sale of Kiwi's operating assets as approved by the Court, it is remote that the Partnership will obtain any recovery. Based on a petition by creditors, the case has been converted to a Chapter 7 liquidation and a Trustee has been appointed by the court.

         On March 10, 1999, the Trustee appointed in Kiwi's bankruptcy proceedings made a demand for the return of payments approximating $1,276,000 to an affiliate of the Managing General Partner, the Partnership and an affiliated Partnership (see discussion herein under "Kiwi International Airlines, Inc. - Bankruptcy") on the basis that these payments were made by Kiwi in the ninety days prior to Kiwi's filing of its voluntary bankruptcy petition and were therefore preferential. The payments relate to seven aircraft, only two of which are owned by the Partnership. Management has notified the Trustee of the existence of a Stipulation and Consent Order, dated April 22, 1997, which provides for waiver and relinquishment by Kiwi of any potential preference claims it might have against the Partnership.

         The General Partners, on the advice of counsel, believe that the claim will be withdrawn.

         The parties in the Mallia lawsuit (as set forth in the Partnership's September 30, 1998 quarterly report on Form 10-Q incorporated by reference herein) have settled. Although Paine Webber could seek indemnification from the Partnership, the General Partners believe this possibility is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

         As of March 1, 1999, the number of Limited Partners of record was approximately 7,869.

         The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 1998 and 1997:

                         Amount of
                       Distribution
     Period              Per Unit       Record Date             Payment Date
     ------            ------------     -----------             ------------

1st Quarter 1998            $.40        March 31, 1998          April 25, 1998
2nd Quarter 1998             .40        June 30, 1998           July 23, 1998
3rd Quarter 1998             .40        September 30, 1998      October 28, 1998
4th Quarter 1998             .40        December 31, 1998       January 27, 1999
1st Quarter 1997             .40        March 31, 1997          April 25, 1997
2nd Quarter 1997             .40        June 30, 1997           July 25, 1997
3rd Quarter 1997             .40        September 30, 1997      October 24, 1997
4th Quarter 1997             .40        December 31, 1997       January 23, 1998

         Total distributions to all partners for 1998 and 1997 were made as follows (in thousands):

                                                       1998               1997
                                                       ----               ----

Limited Partners                                      $11,608            $11,608
General Partners                                          117                117
                                                      -------            -------
                                                      $11,725            $11,725
                                                      -------            -------

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 84%, 89% and 75%, respectively, of the cash distributions paid to the partners for the years ended December 31, 1998, 1997 and 1996 constituted a return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 1998 constituted a return of capital. However, the total actual return on capital over the Partnership's life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

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

                                                   As of December 31,
                                               or Year Ended December 31,
                                               --------------------------
                                       1998     1997     1996     1995     1994
                                        (in thousands, except per unit amounts)

Rental Revenue                       $12,424  $12,183  $15,231  $14,026  $15,537
Net Income                             1,855    1,255    2,898    2,019    1,413
Net Income per Limited
  Partnership Unit                      0.22     0.17     0.40     0.28     0.19
Distributions per Limited
  Partnership Unit (1)                  1.60     1.60     1.60     1.60     1.60
Total Assets                          51,423   58,273   72,039   80,799   86,350
Notes Payable                         10,000    4,751    4,751    6,638    7,382
Partners' Equity                      34,200   44,070   54,540   63,367   73,073

(1) Distribution amounts are reflected during the period in which the cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such period.

         (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements of the Partnership and the Notes thereto. This report may contain, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to the forward-looking statements, if any, to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         Cash distributions declared and cash distributions paid by the Partnership were approximately $11.7 million ($1.60 per Unit) in each of 1998, 1997 and 1996, respectively. Net cash provided by operating activities was $11.7 million in 1998, $8.9 million in 1997 and $13.5 million in 1996. In the aggregate, for this three-year period net cash provided by operating activities totaled $34.1 million and cash distributions declared by the Partnership totaled $35.1 million. In 1996, the Partnership received $3,000,000 as part of the lease settlement and return of the L-1011 by Trans World Airlines, Inc. ("TWA") in lieu of TWA complying with certain lease return conditions. Such amount was accounted for on the cost recovery basis and thus was not included in cash from operating activities.

         Partnership equity declined by approximately $9,870,000 from December 31, 1997 to December 31, 1998 as a result of the declaration and payment of cash distributions to the partners in excess of the Partnership's net income. This resulted primarily from the fact that, unlike net income, cash flow generated from operations, which is the source of the cash utilized to make the distributions, is not reduced by depreciation expense and provisions for decline in market value of aircraft attributable to the Partnership's aircraft.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 1998, the Partnership's unrestricted cash and cash equivalents of $2,863,000 was held in an interest bearing money market account. This amount was $2,842,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 1997 of $5,705,000. This decrease in unrestricted cash was attributable to the amount by which cash distributions to partners and capitalized aircraft improvements exceeded cash generated by operating activities, collection of advances to lessees, proceeds from notes payable and the unapplied maintenance reserves during 1998.

         Rent and other receivables increased by $47,000 from $444,000 at December 31, 1997 to $491,000 at December 31, 1998. This increase is primarily the result of rentals due from Falcon Air Express, Inc. ("Falcon") and Viacao Aerea Sao Paulo S.A. ("VASP") during 1998, partially offset by the repayment of the advances to TWA.

         TWA was current on its lease payments in 1998 and made final repayment of the funds advanced by the Partnership however, TWA reported its 10th consecutive annual loss in 1998. Although TWA had a cash position of $314 million at September 30, 1998, given TWA's historical financial difficulties, the ongoing losses increase the possibility of a default or deferral of lease payments by TWA, which accounted for 21% of the Partnership's lease revenue in 1998.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. At December 31, 1998, Falcon was four months in arrears to the Partnership, with respect to scheduled rent payments, for a total of $380,000 and $179,000 in arrears with respect to maintenance reserve payments. Falcon has made all scheduled rent and maintenance reserve payments in 1999, and has paid $100,000 of the maintenance arrearages. The Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon.

         The Partnership is in discussions with Falcon regarding the establishment of an interest bearing note in favor of the Partnership for the remaining arrearages. Falcon has become significantly leveraged and there can be no assurance that Falcon will meet its future obligations. If Falcon were to fall in arrears in the future, the Partnership may need to repossess the aircraft and if the Partnership remarkets the aircraft, there can be no assurance as to the ability to do so, the time it would take and the lease rate that might be achieved.

         At December 31, 1998, VASP, discussed below, was in arrears with respect to scheduled rent payments, for a total of $273,000, which is reflected in rent and other receivables and $129,000 in arrears with respect to maintenance reserve payments. As of December 31, 1998 the Partnership was also holding security deposits from VASP of $400,000. If VASP is unable to bring their payments current, the Partnership would evaluate all of its rights including repossession and remarketing of the engines, which may include re-installing them on and remarketing the A-300 aircraft. If the Partnership remarkets the engines or the aircraft, there can be no assurance as to the ability to do so, the time it would take and the lease rate or sale price that might be achieved.

         During the first quarter of 1999, one of the engines on lease to VASP failed. The engine is currently being overhauled in a maintenance facility by Air France at VASP's expense.

         The payable to affiliates increased by $381,000 from $211,000 at December 31, 1997 to $592,000 at December 31, 1998 principally due to an increase in unpaid management fees due to the General Partners.

         Deferred  rental  income  and  deposits   decreased  by  $686,000  from
$2,584,000  at  December  31, 1997 to  $1,898,000  at December  31,  1998.  This
decrease was primarily attributable to the amortization of amounts previously received in connection with the A-300 Lease Settlement and the L-1011 Lease prepayment. Also contributing to the decrease, was the reclassification of the unearned portion of the L-1011 lease prepayment, to additional impairment on the L-1011 aircraft, in the third quarter of 1998. This decrease was partially offset by the collection of $583,000 of additional security deposits in 1998.

         During 1998, the Partnership invested $9.0 million in capitalized aircraft improvements and maintenance checks, none of which was funded by the application of maintenance reserves. During 1998, the Partnership delivered one 727-200 aircraft to TNT Transport International B.V. ("TNT"). The L-1011 aircraft and the A-300 remained off lease during 1998, however the General
Electric CF6-50C2 engines from the A-300 were on short-term (minimum of 6 months) leases to VASP at December 31, 1998. The Partnership continues to remarket the A-300 and L-1011 aircraft for lease or sale. If the aircraft are sold, the Partnership may utilize such proceeds, for working capital or distributions to partners.

         In the fourth quarter of 1997, the Partnership entered into discussions with the lessee regarding the DC 10-10 aircraft, the lease of which was scheduled to expire on June 30, 1998. Continental Micronesia agreed to extend the lease for an additional fifteen months (through September 30, 1999) at a lease rate ($138,500 per month) equal to 92% of the previous rate. Upon the expiration of the extended lease, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed an agreement which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two year renewal at a monthly lease rate of $200,000, followed by three additional two year renewal options at the then fair market rental. Emery provided a security deposit totaling $218,000. The Partnership has $790,000 on deposit with a freighter conversion facility.

         The workscope under the aircraft modification agreement requires the investment of approximately $8.0 million by the Partnership. The Partnership also estimates expending another $1.0 million to meet lease delivery conditions.

         In early 1998, Continental Airlines, Inc. ("Continental") returned one 727-200 ADV aircraft the lease of which expired January 31, 1998. The
Partnership and Continental continue discussing each party's obligation with respect to the return condition of the aircraft under the lease. This aircraft is currently on lease to TNT.

         In 1998, the Partnership entered into discussions with Kitty Hawk Aircargo, Inc. ("Kitty Hawk") for the lease of the Boeing 727-200 aircraft, upon the expiration of the current lease with Continental, which expires in May, 1999. The lease would require the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $4.2 million. The lease agreement would provide for 84 months rent at $112,700 per month. Kitty Hawk provided a security deposit totaling $56,000 during 1998.

         In February 1999, the Partnership consummated an agreement to increase the committed amount of the loan facility from $10 million to $12.5 million and the interest rate from 1% to 1.25% over prime. The Partnership has pledged all of its aircraft as collateral in connection with the loan commitment. The Partnership will utilize the additional borrowings to replenish working capital, which was drawn down to pay for the hushkit for the aircraft on lease to Capital Cargo International Airlines, Inc. ("Capital Cargo"). This loan is due in December, 1999. If the Partnership is unable to renegotiate or refinance it will be forced to reduce or suspend distributions.

Results of Operations

         Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under operating leases.

         Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 1998, were paid for by the lessees directly or funded out of maintenance reserves collected. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft, the cost of the letter of credit required under the terms of the TBT lease on the McDonnell Douglas MD-81 leased to US Airways, Inc. ("USAir") and the costs of storing the Airbus A-300 and Lockheed L-1011 aircraft.

         The Partnership also records depreciation expense pertaining to the aircraft on lease and incurs interest expense and management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services.

1998 as compared to 1997

         The Partnership's net income was $1,855,000 for the year ended December 31, 1998 ("1998 Period") as compared to $1,255,000 for the year ended December 31, 1997 ("1997 Period").

         The increase in the Partnership's net income for the 1998 Period was principally due to the increase in rental income in the 1998 Period as compared to the 1997 Period, the gain recognized on the sale of an engine in 1998 and the write-downs required in the 1997 Period, partially offset by an increase in interest expense in the 1998 Period.

         Rental income increased by $241,000 or 2% in the 1998 Period as compared to the 1997 Period. The increase was substantially attributable to the income recognized during the 1998 Period with respect to the VASP and Capital Cargo leases.

         Interest income decreased $280,000 or 60% for the 1998 Period. This decrease was primarily attributable to the utilization during 1998 of a significant portion of the cash reserves held by the Partnership, for cash distributions and improvements in aircraft, as well as the repayment of advances by lessees, on which interest had been earned.

         During the 1998 Period, the Partnership recognized other income of $124,000, primarily due to the realization of a gain of $116,000, representing the difference between the amount realized and the book value of the Partnership's claim from the 1991 Continental bankruptcy. There was no other income recognized in 1997.

         Depreciation and amortization expense increased $410,000 or 5% for the 1998 Period in comparison to the 1997 Period. The increase was attributable to the increase in depreciation relating to the engines from the A-300 aircraft on lease to VASP and the capital improvements made to the aircraft on lease to Falcon and Capital Cargo.

         The Partnership provided write-downs aggregating $537,000 to reflect the loss in value of the L-1011 aircraft and various engines and interiors at December 31, 1998, compared to write-downs of $1,400,000 in the 1997 period.

         Management and re-lease fees for the 1998 Period, increased by $40,000 or 4% in comparison to the 1997 Period primarily because of the increase in rental income which serves as the basis upon which certain management and re-lease fees are calculated.

         Interest expense for the 1998 Period increased by $303,000 or 67% in comparison to the 1997 Period, primarily due to the 1998 increase in the amount of debt outstanding and the related interest rate.

         Direct lease expenses decreased by $147,000 or 38% in the 1998 Period as compared to the 1997 period, due to a reduction in the cost of maintenance work performed on aircraft borne by the Partnership.

1997 as compared to 1996

         The Partnership's net income was $1,255,000 for the year ended December 31, 1997 ("1997 Period") as compared to $2,898,000 for the year ended December 31, 1996 ("1996 Period").

         The decrease in the Partnership's net income for the 1997 Period was principally due to the decrease in rental income in the 1997 Period as compared to the 1996 Period and the write-downs required in the 1997 Period partially offset by a decrease in depreciation.

         Rental income decreased by $3,048,000 or 20% in the 1997 Period as compared to the 1996 Period. The decrease was substantially attributable to the income recognized during the 1996 Period with respect to the DC-10 Restructuring as well as the fact that the two 727 non-advanced aircraft formerly leased to Kiwi International Airlines, Inc. ("Kiwi") were off lease for part of the 1997 Period prior to delivery to Falcon and Capital.

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

         The Partnership provided write-downs aggregating $1,400,000 to reflect the loss in value of the A-300 aircraft and the L-1011 aircraft at December 31, 1997; write-downs of $100,000 were provided in the 1996 period.

         Management and re-lease fees for the 1997 Period, decreased by $92,000 or 9% in comparison to the 1996 Period primarily because of the decrease in rental income which serves as the basis upon which certain management and re-lease fees are calculated.

         Interest expense for the 1997 Period decreased by $219,000 or 32% in comparison to the 1996 Period, primarily because of the December 1996 refinancing which lowered the average amount of debt outstanding and reduced the interest rate.

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

         At December 31, 1996 the Partnership provided an allowance for bad debts in the amount of $640,000 which represented rents, advances (Bellyskin
Note) and related interest due from Kiwi (See Footnote 5). No such amounts were provided in the 1997 Period.

         Additionally, in the 1996 Period, the Partnership recognized a loss of $155,000 with respect to Kiwi securities received in prior transactions. The securities are carried at a nominal value (See Footnote 5).

Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 1998. However, market and worldwide economic conditions and changes in federal and foreign aircraft regulations have in the past, and may in the future, affect the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect subsequent lease rates and the eventual selling prices of the aircraft.

New Accounting Pronouncements

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

Impact of the Year 2000 Issue

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

         A possible scenario would be that lessees are unable to operate and generate revenues and as a result be unable to make lease payments. The Partnership is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Partnership would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Partnership would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be re-leased at favorable terms or at all, or their re-lease is delayed, the Partnership's business, financial condition and results of operations would be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

List of Financial Statements                                                Page
                                                                            ----

Report of Independent Accountants ..........................................  17

Balance Sheets -- December 31, 1998 and 1997................................  18

Statements of Income for the years ended
     December 31, 1998, 1997 and 1996.......................................  19

Statements of Partners' Equity for the years ended
     December 31, 1998, 1997 and 1996.......................................  20

Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................................  21

Notes to Financial Statements...............................................  23


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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Limited Partners of
Pegasus Aircraft Partners II, L.P.


         In our opinion, the accompanying balance sheets and the related statements of income and partners' equity and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. (the "Partnership") as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PricewaterhouseCoopers LLP

New York, New York
March 17, 1999

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                             1998       1997
                                                             ----       ----
                                                             (in thousands,
                                                            except unit data)

Cash and cash equivalents (Note 4)                         $  2,863   $  5,705
Rent and other receivables, net (Note 5)                        491        444
Aircraft, net (Notes 5, 6, 11 and 12)                        47,258     52,098
Other assets                                                    811         26
                                                           --------   --------
     Total Assets                                          $ 51,423   $ 58,273
                                                           ========   ========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Lease settlement reserve (Note 5)                          $   --     $  3,000
Accounts payable and accrued expenses                           106        123
Payable to affiliates (Note 7)                                  592        211
Maintenance reserves collected (Notes 1 and 5)                1,696        591
Notes payable (Note 6)                                       10,000      4,751
Deferred income and deposits (Note 5)                         1,898      2,584
Distributions payable to partners                             2,931      2,943
                                                           --------   --------
     Total Liabilities                                       17,223     14,203
                                                           --------   --------

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 9, 11, and 12)

PARTNERS' EQUITY:

General Partners                                               (868)    (1,008)
Limited Partners (7,255,000 units outstanding in
  1998 and 1997)                                             35,068     45,078
                                                           --------   --------
     Total Partners' Equity                                  34,200     44,070
                                                           --------   --------
         Total Liabilities and Partners' Equity            $ 51,423   $ 58,273
                                                           ========   ========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


                                                 1998         1997        1996
                                                 ----         ----        ----
                                                (in thousands, except unit data
                                                       and per unit amounts)

REVENUE:
    Rentals from operating leases             $   12,424  $   12,183  $   15,231
    Interest                                         187         467         736
    Other income                                     124        --          --
    Gain on sale of engine and equipment             254        --          --
                                              ----------  ----------  ----------
                                                  12,989      12,650      15,967
                                              ----------  ----------  ----------

EXPENSES:
    Depreciation and amortization                  8,273       7,863       9,701
    Write-downs (Note 5)                             537       1,400         100
    Management and re-lease fees (Note 7)          1,017         977       1,069
    Interest                                         758         455         674
    General and administrative (Note 7)              312         316         334
    Direct lease (Note 7)                            237         384         396
    Loss in value of securities (Note 5)            --          --           155
    Provisions for bad debts                        --          --           640
                                              ----------  ----------  ----------
                                                  11,134      11,395      13,069
                                              ----------  ----------  ----------

NET INCOME                                    $    1,855  $    1,255  $    2,898
                                              ==========  ==========  ==========

NET INCOME ALLOCATED:
    To the General Partners                          257          13          29
    To the Limited Partners                        1,598       1,242       2,869
                                              ----------  ----------  ----------
                                              $    1,855  $    1,255  $    2,898
                                              ----------  ----------  ----------

NET INCOME PER LIMITED PARTNERSHIP UNIT       $     0.22  $     0.17  $     0.40
                                              ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING              7,255,000   7,255,000   7,255,000
                                              ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996




                                               General     Limited
                                              Partners    Partners       Total
                                              --------    --------       -----
                                                       (in thousands)

Balance, December 31, 1995                   $   (816)    $ 64,183     $ 63,367

     Net income                                    29        2,869        2,898

Distributions to partners declared               (117)     (11,608)     (11,725)
                                             --------     --------     --------

Balance, December 31, 1996                       (904)      55,444       54,540

     Net income                                    13        1,242        1,255

Distributions to partners declared               (117)     (11,608)     (11,725)
                                             --------     --------     --------

Balance, December 31, 1997                     (1,008)      45,078       44,070

     Net income                                   257        1,598        1,855

Distributions to partners declared               (117)     (11,608)     (11,725)
                                             --------     --------     --------

Balance, December 31, 1998                   $   (868)    $ 35,068     $ 34,200
                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                                                   1998        1997       1996
                                                   ----        ----       ----
                                                          (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                  $  1,855   $  1,255   $  2,898
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Gain on sale of engine and equipment         (254)      --         --
       Depreciation and amortization               8,273      7,863      9,701
       Write-downs                                   537      1,400        100
       Provision for bad debts                      --         --          640
       Loss from securities received in leasing
         transaction                                --         --          155
    Change in assets and liabilities:
       Rent and other receivables                   (289)        53        711
       Other                                           5        (47)        77
       Accounts payable and accrued expenses         (17)        27        (98)
       Deferred income                                57     (1,751)      (449)
       Payable to affiliates                         381       (425)      (257)
       Maintenance reserves collected              1,105        591       --
                                                --------   --------   --------

          Net cash provided by operating
            activities                            11,653      8,966     13,478
                                                --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposit for aircraft modifications              (790)      --         --
    Capitalized aircraft costs                    (9,012)    (5,240)    (2,496)
    Lease settlement reserve                        --         --        3,000
    Proceeds from the sale of equipment            1,553       --         --
    Repayment of advances by lessees                 242        363        448
                                                --------   --------   --------

         Net cash (used in) provided by
           investing activities                   (8,007)    (4,877)       952
                                                --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Security deposits                           $   --     $    556   $   --
    Proceeds from notes payable                    5,249       --        4,751
    Repayment of notes payable                      --         --       (6,638)
    Cash distributions paid to partners          (11,737)   (11,771)   (11,667)
                                                --------   --------   --------
          Net cash used in financing
            activities                            (6,488)   (11,215)   (13,554)
                                                --------   --------   --------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                              (2,842)    (7,126)       876

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     5,705     12,831     11,955
                                                --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $  2,863   $  5,705   $ 12,831
                                                ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996 (continued)


                                                   1998        1997       1996
                                                   ----        ----       ----
                                                          (in thousands)


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid                                   $    750   $    456   $    719
                                                ========   ========   ========

Restricted maintenance reserves collected,
    net of maintenance draw-downs               $     --   $     --   $    144
                                                ========   ========   ========

NONCASH TRANSACTIONS:
Distributions to partners declared but unpaid   $  2,931   $  2,943   $  2,989

Other assets and deferred income removed
    from the books related to Kiwi bankruptcy   $     --   $     --   $    444

Transfers from restricted cash utilized to
  restore aircraft                              $     --   $  2,248   $     --

Deferred income transferred to write-down       $    743   $     --   $     --

Lease settlement reserve transferred to
  write-down                                    $  3,000   $     --   $     --

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.   Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners II, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft and tax and other indemnity provisions described below. Actual results could differ from such estimates.

         Cash and Cash Equivalents. The Partnership invests funds not immediately required for operations or distributions in temporary investments until such time as the funds are required to meet its obligations. The short term, highly liquid investments are recorded at cost which approximates fair market value. For purposes of the balance sheets and the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Aircraft and Depreciation. The aircraft are recorded at cost, which includes acquisition costs and the acquisition fee and the financial management advisory fee paid upon acquisition to the General Partners. Depreciation to an estimated salvage value (in general, 10%) is computed using the straight-line method over an estimated economic life of twelve years. Major improvements to aircraft are capitalized when incurred and depreciated over the useful life of the improvement. The Partnership evaluates the carrying value of the aircraft based upon changes in market and other physical and economic conditions and will record write-downs to recognize a loss in the value of the aircraft when management believes that, based on expected future cash flows, the recoverability of the Partnership's investment has been impaired. Proceeds received in lease settlements are accounted for under the cost recovery method when based upon third party appraisals and market conditions, there has been a diminution to the carrying value of the aircraft.

         Tax Benefit Transfer Lease. The McDonnell Douglas MD-81 aircraft under lease to USAirways Group, Inc. ("USAir"), was purchased subject to a tax benefit transfer lease which provided for the transfer of the investment tax credits and depreciation deductions with respect to the aircraft to a tax lessor. The transfer was accomplished by the sale, for income tax purposes only, of the aircraft to the tax lessor for cash and a note and a leaseback of the aircraft for rental payments which match the payments on the note. Under the terms of the tax benefit transfer lease, the Partnership's required rental payments are contingent upon and may, by agreement, be offset by the lessor's required note payments. Accordingly, no asset or liability for the tax benefit transfer lease has been recorded.

         Maintenance Reserve Funds. The Partnership has four leases where the lessee is required to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership may be obligated to reimburse the lessee for specified maintenance costs out of the reserve funds, upon submission of appropriate evidence documenting the maintenance costs incurred by the lessee. Excess costs over the reserve are the lessees' responsibility.

         Operating Leases. The aircraft leases, which are structured principally as triple net leases, are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the related leases.

         Deferred Income. Some of the Partnership's operating leases require rental payments to be paid monthly, or quarterly, in advance. Lease revenues not yet earned are deferred and recognized as income when earned.

         The Partnership received stock and rights to warrants of the lessee in connection with two of its leases. The Partnership recorded the securities at their estimated value and previously recognized a portion of such associated income ratably over the respective lease terms. The Partnership wrote-down the securities to nominal value in 1996. (See Note 5, "Aircraft - Kiwi International Air Lines, Inc. - Bankruptcy").

         Lease settlement payments received in connection with the early termination or modification of a lease of an aircraft, the carrying value of which has not been impaired, have been recognized ratably over the remaining original lease term in the case of a lease termination and over the modified lease term in connection with a lease modification. In certain cases, where management believes there has been an impairment in value, the payment has been recorded under the cost recovery method.

         Income Taxes. No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than the Partnership.

         Net Income Per Limited Partnership Unit. The net income per limited partnership unit is computed by dividing the net income allocated to the Limited Partners by the weighted average number of Units outstanding during the year.

New Accounting Pronouncements

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

2.   Organization of the Partnership

         The Partnership was formed on April 26, 1989 for the purpose of acquiring, leasing and ultimately selling used commercial aircraft. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly owned subsidiary of Paine Webber Group Inc. (collectively, the "General Partners").

     The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership had the right, subject to certain conditions, to reinvest the proceeds from sales of aircraft occurring prior to August 21, 1998. The net proceeds of any future sales of aircraft will be retained for working capital purposes with the remainder distributed to all partners.

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

3.   Partnership Allocations

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

     Income and losses generally will be allocated 99% to the Limited Partners and 1% to the General Partners. Upon the sale of aircraft, gain generally will be allocated, first, to the General Partners in an amount equal to the difference between their capital contributions and 1.01% of the aggregate capital contributions of the Limited Partners, and then, 99% to the Limited Partners, and 1% to the General Partners.

4.   Cash Equivalents

     At December 31, 1998, all cash was held in an interest bearing money market account. At December 31, 1997, the Partnership held short-term commercial paper with various maturities as follows:

                                                      Purchase
      Issuer                  Purchase Date            Price         Par value
      ------                  -------------           --------       ---------
                                                   (in thousands) (in thousands)

Prudential                    December 19, 1997       $ 2,540        $ 2,550
Ford Motor Company Inc.       December 23, 1997           572            575
American Express Inc.         December 31, 1997           499            500
                                                      -------        -------
                                                      $ 3,611        $ 3,625
                                                      =======        =======

5.   Aircraft
                           Net Investment in Aircraft

         The Partnership's net investment in aircraft as of December 31, 1998 and 1997 consisted of the following (in thousands):

                                                             1998        1997
                                                             ----        ----

Aircraft on operating leases, at cost                     $ 110,149   $ 103,990
Less: Accumulated depreciation                              (62,050)    (55,513)
         Write-downs                                         (8,058)     (8,143)
                                                          ---------   ---------
                                                          $  40,041   $  40,334
                                                          =========   =========

Aircraft held for lease or sale, at cost                  $  46,744   $  46,934
Less: Accumulated depreciation                              (19,093)    (18,839)
         Write-downs                                        (10,319)     (6,216)
         Lease settlement accounted for under the cost
           recovery method                                  (10,115)    (10,115)
                                                          ---------   ---------
                                                              7,217      11,764
                                                          ---------   ---------
         Aircraft, net                                    $  47,258   $  52,098
                                                          =========   =========


                           Rent and Other Receivables

         Rents and other receivables composed the following at December 31, 1998 and 1997 (in thousands):

                                                             1998        1997
                                                             ----        ----

Rent receivables                                          $     491   $     494
Advances to lessees                                              --         516
Accrued interest and other                                       --          74
                                                          ---------   ---------
                                                                491       1,084
Allowance for bad debts                                          --        (640)
                                                          ---------   ---------
Rent and other receivables, net                           $     491   $     444
                                                          =========   =========

                            Financial Terms of Leases

         Continental Airlines Leases. During September 1989, the Partnership acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental. This lease was modified as discussed below. The aircraft is subject to an extended lease scheduled to expire on September 15, 1999 which provides for rentals of $138,500 per month.

         Upon the expiration of the extended lease with Continental, the Partnership will convert the McDonnell Douglas DC-10-10 aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines, Inc. ("Emery"). The Partnership and Emery have signed a lease which provides for 84 months rent at $218,000 per month. The lease also provides a two-year renewal option at $200,000 per month, and three additional two-year renewal options at the then fair market rental. Emery has provided a security deposit aggregating $218,000 at December 31, 1998. The Partnership provided a deposit of $790,000 to the third party modification center which will perform the conversion. This deposit is included in other assets on the balance sheet as of December 31, 1998. The current workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to escalation, by the Partnership. The Partnership also estimates expending another $1.0 million to meet the lease delivery conditions.

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

         In January 1995, Continental announced that it was grounding its fleet of Airbus A-300 aircraft, including the A-300 aircraft leased to it by the Partnership, and notified the Partnership of its intention to return the aircraft. Continental took the A-300 out of service in May 1995, and the aircraft was prepared for delivery in June 1995 to a new lessee, Akdeniz Air Mediterranean, Inc. ("Akdeniz") based in Turkey.

         In June 1995, the Partnership executed a lease of the A-300 aircraft to Akdeniz for a scheduled term of four years, under which Akdeniz subsequently defaulted. The Partnership recovered the A-300 aircraft. The Partnership estimated that it would cost approximately $2.5 million for a scheduled heavy maintenance check, modifications and FAA mandated work that will be required prior to delivery of the aircraft to a new lessee. The Partnership received $557,000 from Continental pursuant to the A-300 Settlement discussed below which was applied towards such maintenance. At December 31, 1997 the Partnership provided a write-down of $1.1 million to reflect a current informal purchase offer for the airframe plus the appraised value of the engines.

         On November 15, 1995, the Partnership reached an agreement with Continental regarding the settlement for the lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 Aircraft lease ("DC-10 Restructuring").

         Under the terms of the A-300 Lease Settlement, the Partnership received a cash payment of approximately $3,721,000, including approximately $325,000 as reimbursement for certain integration and transaction expenses for the Akdeniz remarket, and (i) title to a Boeing 727-200 advanced aircraft subject to lease with Continental for a term of approximately 26 months at a lease rate of $85,000 per month. ("Continental 727 No. 1") (ii) title to a second Boeing 727-200 advanced aircraft subject to a lease with Continental for a term of 42 months at a lease rate of $85,000 per month ("Continental 727 No.2").
Additionally, the Partnership received approximately $557,000 as an economic settlement in lieu of Continental performing certain maintenance work and meeting the return conditions required by the A-300 lease. The lease of the Continental 727 No. 1 expired January 31, 1998 and the aircraft was returned to the Partnership. The Partnership and Continental continue discussing each party's obligation with respect to the return condition of the aircraft under the lease. The Partnership entered into a lease of the aircraft for a term of four years to TNT Transport International B.V. ("TNT") a foreign cargo carrier and has converted the aircraft to cargo configuration, including a low gross weight hushkit. (See TNT discussion below). See also Note 11, herein with respect to the disposition of Continental 727 No. 2.

         Under the DC-10 Restructuring the Partnership received approximately $3,100,000 in cash, the lease expiration date was changed from May 31, 1997 to October 31, 1996 and the monthly lease payments were reduced from $252,000 to $135,000 effective September 15, 1995. All other terms and conditions of the DC-10-10 lease remained unchanged. During 1996, Continental and the Partnership reached an agreement to extend the lease of the DC-10-10 aircraft to June 30, 1998 at a lease rate of $150,000 per month. In late 1997 the Partnership and Continental signed a lease amendment which extended the lease of the DC-10-10 aircraft from July 1, 1998 through September 15, 1999 at a monthly lease rate of $138,500.

         Continental filed for Chapter 11 bankruptcy protection on December 3, 1990. The Partnership entered into various lease modifications and financing arrangements with Continental as a result of the bankruptcy all of which had been repaid as of January 1998.

         During June 1998, the Partnership entered into an Engine Exchange Agreement and Bill of Sale with an affiliate of the Managing General Partner. Pursuant to this agreement, the Partnership received cash in the amount of $190,000 and a General Electric CF6-50C2 engine in exchange for a General Electric CF6-50C2 engine from the Airbus A-300 aircraft. The $190,000 boot received was deducted from the net book value of the aircraft, but no gain or loss resulted from the transaction. The amount of the payment was determined through a third party appraisal of the engines, which were $2.53 million and $2.72 million, respectively.

         In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of the CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus maintenance reserves of $225 per engine hour or cycle, whichever is greater. The Partnership and VASP extended the lease to December 1998. In December 1998, the Partnership and VASP entered into an agreement for the lease of the second engine from the A-300 aircraft, the terms of which are the same as the first engine lease. Both engine leases are scheduled to expire in June 1999. The Partnership continues to re-market this aircraft for lease or sale.

         At December 31, 1998, VASP was in arrears with respect to scheduled rent payments, for a total of $273,000, which is reflected in rent and other receivables and $129,000 in arrears with respect to maintenance reserve payments. As of December 31, 1998 the Partnership was also holding security deposits from VASP of $400,000. If VASP is unable to bring their payments current, the Partnership would evaluate all of its rights including repossession and remarketing of the engines, which may include re-installing them on and remarketing the A-300 aircraft. If the Partnership remarkets the engines or the aircraft, there can be no assurance as to the ability to do so, the time it would take and the lease rate or sale price that might be achieved.

         During the first quarter of 1999, one of the engines on lease to VASP failed. The engine is currently being overhauled in a maintenance facility by Air France at VASP's expense.

         Trans World Airlines, Inc. Lease. During December 1989, the Partnership acquired a McDonnell Douglas MD-82 aircraft for a total purchase price of $20,763,000, subject to an operating lease with Trans World Airlines, Inc. ("TWA"), which was originally scheduled to expire on April 13, 1993, but was amended and extended until November 1, 1998 with monthly rental payments, in advance, of $185,000. As described below, this lease was further extended to November 2004 during TWA's prepackaged bankruptcy in 1995.

         Upon execution of the 1993 lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $750,000 to TWA to finance certain major maintenance procedures, which was fully repaid in monthly installments through November 1998 with interest at a fixed rate of 9.70%.

         During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, originally scheduled to expire on June 30, 1993. The lease was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which was fully repaid in monthly installments through October 1998 with interest at 9.68%. At December 31, 1997, the balance of the receivable was $94,000. All 1998 repayments of advances were made by TWA.

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

          At December 31, 1998 the L-1011 aircraft had a book value of approximately $1.7 million. During the third quarter of 1998, the Partnership reclassified the $3,000,000 return condition settlement and the $743,000 unearned portion of the L-1011 lease prepayment, as an additional write-down on the L-1011 aircraft. No additional impairment expense was recognized. In addition, a write-down of $420,000 was taken to reflect the estimated market value of the aircraft. The Partnership is currently remarketing the Lockheed L-1011 aircraft.

         TWA was current on its lease payments in 1998 and made final repayment of the funds advanced by the Partnership however, TWA reported its 10th consecutive annual loss in 1998. Although TWA had a cash position of $314 million at September 30, 1998, given TWA's historical financial difficulties, the ongoing losses increase the possibility of a default or deferral of lease payments by TWA, which accounted for 21% of the Partnership's lease revenue in 1998.

         Aeromexico Leases. During July 1992, the Partnership re-leased two McDonnell Douglas DC-9-31 aircraft previously leased to and repossessed from Midway Airlines Inc. ("Midway") to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for terms of approximately five years. The leases, which originally provided for quarterly rentals in advance of $234,000, were scheduled to expire in July 1997; one lease was extended to November 6, 1999 (with Aeromexico given the right, subject to notice to extend to February 2000) and one of which was extended to February 25, 2000, each at a rate of $75,000 per month.

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

         USAirways Group Inc. ("USAir") Lease. During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. The aircraft is subject to an operating lease with USAir, which is scheduled to expire to June 1, 2001 pursuant to the renewal option exercised by USAir in 1997. Rental payments are payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase the aircraft at its then fair market value at the end of any renewal term.

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

         The letter of credit has a current face amount of approximately $1.2 million. The letter of credit agreement originally obligated the Partnership to deposit $35,000 per quarter (beginning on June 1, 1992) as cash collateral to collateralize the Partnership's obligation under the letter of credit agreement. In July 1995, the Partnership consummated an agreement with the issuer of the letter of credit under which the issuer released its interest on the cash in the cash collateral account and eliminated the requirement for future deposits to such account.

         Under the operating lease, the lessee, USAir, has assumed all liabilities, indemnities and obligations of the Trust to the tax lessor under the TBT lease and has agreed to indemnify the Trust for any liability, indemnity or obligation to the tax lessor under the TBT lease except for liability resulting from breaches by the Trust of covenants under the operating lease. USAir has not posted a letter of credit to collateralize this obligation. As a result of the foregoing, if the tax lessor draws on the letter of credit as a result of action by the lessee, the Partnership and Pegasus Aircraft Partners, L.P. through the trust will be responsible for the loss to the tax lessor until and if the lessee performs under its indemnification. There have been no calls on the letter of credit through December 31, 1998.

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners, L.P. or the Partnership. Pegasus Aircraft Partners, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other.

         Kiwi International Air Lines, Inc. - Bankruptcy. In 1993, the Partnership leased two Boeing 727-200 aircraft to Kiwi International Airlines, Inc. ("Kiwi") one of which was previously leased to Continental and the other to Dan-Air Services Limited. The aircraft were originally purchased in 1989 (Non-advanced) and 1990 (Advanced) for purchase prices of $6,261,000 and $10,748,000, respectively (including related fees). The leases were operating leases which required monthly rental payments, in advance, in the amounts of $60,000 (Non-advanced) and $115,000 (Advanced) (collectively, the "Kiwi Leases"). The Kiwi Leases were originally scheduled to expire on April 15, 1998 and June 30, 1998, respectively. In 1996, the Kiwi Leases were amended and extended to December 31, 1999. Kiwi was also obligated to make monthly payments of $250 per flight hour for maintenance reserve funds administered and held by the Partnership. An affiliated partnership and affiliates of the Managing General Partner also own aircraft which were leased to Kiwi.

         In connection with the delivery of the aircraft to Kiwi the Partnership expended $2,228,000 with respect to the Boeing 727 Advanced aircraft, of which $971,000 was capitalized and $1,257,000 represented maintenance costs which were paid out of funds received in a maintenance settlement with the prior lessee. Capitalized improvements of $743,000 were made with respect to the non-advanced aircraft.

         The Partnership also received Kiwi stock and rights to warrants in connection with these leasing transactions. Based upon the price at which Kiwi sold similar securities to unrelated third parties, the Partnership originally recorded the securities at a value of $600,000. The securities were valued at approximately $-0- at December 31, 1998 and $1,000 at December 31, 1997 (see Kiwi bankruptcy discussion below).

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

         In August 1996, the Partnership paid $1.9 million to hushkit the non-advanced 727 aircraft for which Kiwi was to pay an increased lease rate over an extended lease term. The hushkit purchase price was funded out of operating cash previously generated.

         During 1996, in part because of the grounding of certain aircraft by the FAA as the result of pilot handbook deficiencies and the market reaction to the ValuJet crash, Kiwi did not meet its financial goals. Kiwi requested and was granted by the Partnership a deferral of its August 1996 rental and July 1996 maintenance payments for the advanced aircraft and the July rental and June maintenance reserves with respect to the non-advanced aircraft. Kiwi was also unable to make its September rental and August maintenance payments for each aircraft and was placed in default by the Partnership.

         On September 30, 1996, Kiwi filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") and did not make any subsequent payments. The Kiwi Leases accounted for approximately 11% of the Partnership's rental revenue in 1996 and the aircraft had net book values aggregating approximately $8,100,000 (including the hushkit), at December 31, 1996. Additionally, the unpaid balance of the Bellyskin Note, plus interest, was $290,000 at that time. On October 15, 1996, Kiwi ceased scheduled flight operations and rejected both leases as of November 15, 1996. The Partnership provided an allowance for bad debts in the amount of $640,000 with respect of amounts due at September 30, 1996 and did not record any revenue beyond that date. The Partnership recovered the aircraft in 1996 and prepared them for delivery to new lessees, Falcon Air Express, Inc. and Capital Cargo International Airlines, Inc. as discussed below. The Partnership filed claims in Kiwi's bankruptcy for all unpaid items and rejection damages. In April 1997, the Partnership won a summary judgment in Bankruptcy Court permitting the use of the previously collected maintenance reserve ($2.3 million). The Partnership reclassified the collected reserves from restricted cash to cash and cash equivalents and utilized thereof a portion against expenditures to make the aircraft leasable. In July 1997, the Bankruptcy Court approved a proposal submitted by a group that includes certain of the parties that had provided debtor-in-possession financing to purchase the operating assets of Kiwi from the bankrupt estate. Based upon the approved purchase price and the remaining assets, it is likely that the Partnership will have little or no recovery of its bankruptcy claims. Based on a petition by creditors, the case has been converted to a Chapter 7 liquidation and a Trustee has been appointed by the court.

         Falcon Air Express, Inc. Lease. In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $2,700,000, $600,000 of which was expended in 1996. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft and spent approximately $700,000 with respect to maintenance work on one engine returned by Kiwi. The aircraft was delivered to Falcon in March 1997. Maintenance reserves previously collected from Kiwi of approximately $1,104,000 were applied to such costs to restore the aircraft.

         In September 1998, the Partnership received cash proceeds of $300,000 and realized a gain of $241,000 on the sale of an engine that had been dismantled and stored since the return of this aircraft by Kiwi in 1996.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. At December 31, 1998, Falcon was four months in arrears to the Partnership, with respect to scheduled rent payments, for a total of $380,000 and $179,000 in arrears with respect to maintenance reserve payments. Falcon has made all scheduled rent and maintenance reserve payments in 1999, and has paid $100,000 of the maintenance arrearages. The Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon.

         The Partnership is in discussions with Falcon regarding the establishment of an interest bearing note in favor of the Partnership for the remaining arrearages. Falcon has become significantly leveraged and there can be no assurance that Falcon will meet its future obligations. If Falcon were to fall in arrears in the future, the Partnership may need to repossess the aircraft and if the Partnership remarkets the aircraft, there can be no assurance as to the ability to do so, the time it would take and the lease rate that might be achieved.

         Capital Cargo International Airlines, Inc. Lease. In January 1997, the Partnership entered into a lease agreement with Capital Cargo International Airlines, Inc. ("Capital"), a start-up freight carrier, with respect to the Boeing 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to finance the conversion of the aircraft to a freighter and complete a C-check (totaling approximately $2.4 million). The Capital Cargo Lease ("Capital Cargo Lease") is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The Capital Cargo Lease requires the Partnership to hushkit the aircraft on or before its 1999 C-check visit at its own expense (approximately $2.5 million) at which time the lease rate increases to $139,000 per month. Pursuant to the lease agreement, the aircraft underwent a "C" check and received a hushkit in December 1998. The Partnership had incurred costs of approximately $2,000,000 related to the hushkit, as of December 31, 1998.

         The Capital Lease requires Capital to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital provided an initial security deposit of $50,000 and added $17,000 per month to the security deposit during the lease term until the deposit totaled $220,000. The lease was executed and aircraft was delivered to Capital in July 1997.

         Shortly after delivery of the aircraft to Capital in 1997, one of the engines failed. In August 1998, the Partnership reached an agreement with Capital, in which the Partnership shared in the cost to overhaul the engine on this aircraft. The Partnership's share of the overhaul was $266,000.

         In July 1997, in connection with the delivery of the aircraft to Capital, the Partnership purchased two JT8D-15 engines from an unaffiliated third party for cash of $1,550,000 plus two JT8D-15 engine cores returned with the aircraft by Kiwi. Maintenance reserves previously collected from Kiwi of approximately $1,144,000 were applied to such costs to restore the aircraft.

         TNT Transport International B.V. Lease. In June 1998 the Partnership delivered a Boeing 727-200 advanced aircraft formerly leased to Continental to a European freight carrier, TNT Transport International B.V. ("TNT") for a lease term of four years. The lease provides for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if TNT exercises, during the lease term, an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for maintenance of the engines. TNT has provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years at the end of the initial lease term (if the above option is not exercised) at $95,000 per month.

         The Partnership has invested approximately $7.8 million for a low gross weight hushkit and cargo conversion of the aircraft, and the purchase of three JT8D-7B engines. The Partnership received cash proceeds of $1,050,000 for the sale of the JT8D-15 engines from this aircraft, which resulted in a $60,000 loss. In the third quarter of 1998, due to the conversion of this aircraft to a freighter, the Partnership wrote-off the remaining net book value of the interior, determined through a third party appraisal, which resulted in an impairment expense of $57,000. The work was performed and certain of the aircraft parts were provided by companies affiliated with the Managing General Partner or its President and Director. See Note 7 ("Transactions with Affiliates
- Other").

         TNT is responsible for the first $50,000 of cost in complying with the newly issued freighter conversion AD. Costs in excess of this amount are initially paid for by TNT. At the end of the lease, TNT will be reimbursed by the Partnership for a portion of the AD compliance cost based on a formula set forth in the Partnership agreement, not to exceed $250,000. The reimbursed cost will be assumed to be amortized over 10 years on a straight line basis. The amortization will begin at the time of conversion.

         The European Commission has promulgated rules relating to aircraft noise that would ban aircraft that are modified ("hushkitted") to achieve Stage III noise compliance from European airspace after the year 2002. Such aircraft cannot be added to European fleets after April of 1999. It is unclear in what manner and if such rules will achieve full implementation

Significant Lessees

         The Partnership leased its aircraft to seven different airlines during 1998. Revenues from each of the airlines which accounted for greater than 10% of the Partnership's total rental revenue during 1998, 1997 and 1996 are as follows:

Airlines                                         Percentage of Rental Revenue(2)
                                                   1998       1997      1996(1)
                                                   ----       ----      -------

Continental Airlines, Inc. (3)                      25%        33%        44%
Trans World Airlines, Inc.                          21         30         25
Aerovias de Mexico S.A. de C.V                      14         15         12
Kiwi International Air Lines, Inc.                  (4)        (4)        11

(1) Such percentage includes amounts earned from Kiwi leases for which an allowance for bad debt was provided.

(2) Such percentages include the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

(3) Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

(4)      Represents less than 10%.

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $3,429,000, $1,851,000 and $1,872,000 in 1998, 1997 and 1996
respectively.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 1998 (in thousands):

              Year                                           Amount
              ----                                           ------

              1999                                           $10,490
              2000                                             7,455
              2001                                             6,616
              2002                                             4,394
              2003                                             3,480
              Thereafter                                       3,383
                                                             -------
              Total                                          $35,818
                                                             =======

         The above schedule of future minimum rental income, includes a total of $3,618 of rents from those lessees on non-accrual status, but does not include rental income which would result from the renewal of existing leases or the re-leasing of the aircraft, unless the renewal has been exercised.

         The Partnership operates in one industry, the leasing of used aircraft to commercial passenger and freight airlines.

6.       Notes Payable

         In December 1996, the Partnership established a $10,000,000 loan facility with an unaffiliated third party lender. The loan commitment is for a period of 36 months, terminating December 31, 1999, at which time the outstanding principal is due. The loan provides for interest at a rate of 1% over the lender's prime rate of interest and is payable monthly. At December 31, 1998 the interest rate was 8.75%. The Partnership must maintain a minimum balance outstanding of $4,000,000 during the loan commitment period. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA and the two 727-200 advanced aircraft leased to Continental and TNT. The Partnership utilized $4,751,000 to pay off its prior two facilities. In February, 1999, the lender agreed to increase the borrowing commitment from $10,000,000 to $12,500,000. (See Note 12, "Subsequent Event").

7.       Transactions with Affiliates

         Management Fees. The General Partners are entitled to a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 1998, 1997 and 1996, the General Partners earned base management fees of $177,000, $179,000 and $219,000, respectively.

         The General Partners also are entitled to a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 1998, 1997 and 1996, the General Partners earned incentive management fees of $505,000, $495,000 and $598,000, respectively.

         Re-lease Fee. The General Partners are entitled to a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 1998, 1997 and 1996, the General Partners earned re-lease fees of $335,000, $303,000 and $252,000, respectively.

         Beginning July 1, 1995, as part of the 1996 and 1997 class action settlement, the Administrative General Partner remits to an affiliate, all management fees as well as all 1997 and future fees and distributions received by the Administrative General Partner, for deposit into an escrow account for the benefit of the class action members.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $19,000, $75,000 and $75,000 in each of the years ended December 31, 1998, 1997 and 1996, of which $38,000 was payable to the Administrative General Partner at December 31, 1998. The decline in accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 1998, 1997 and 1996, the Partnership paid $1,313,000, $1,694,000 and $554,000 to a licensed maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. Additionally during 1998, 1997 and 1996 the Partnership paid $1,887,000, $2,308,000 and
$134,000 respectively to a company owned by the President and Director and two former officers and directors of the Managing General Partner, for the purchase of parts in connection with certain capital projects.

8.       Reconciliation to Income Tax Method Of Accounting

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable (loss) income reported for federal income tax purposes (in thousands):

                                                   1998       1997       1996
                                                   ----       ----       ----


Net income per financial statements              $  1,855   $  1,255   $  2,898
Increase (decrease) resulting from:
   Depreciation                                    (4,523)    (4,547)    (3,381)
   TBT interest income, less
      TBT rental expense                           (1,174)      (932)      (742)
   Gain on sale of engines                            524       --         --
   Reserves for maintenance costs,
      net of maintenance expense and
      write-downs of aircraft                         459      1,400        244
   Maintenance reserve payable                      1,184        590      3,000
   Deferred rental income                            (526)    (1,686)      (449)
   Rental income                                      285       --         --
   Provisions for bad debts                        (1,678)      --          640
   Loss on value of stock                            --         --          155
   Management fees                                    (26)      --         --
   Other                                              (18)       123       (161)
                                                 --------   --------   --------
Taxable (loss) income per federal
  income tax return                              $ (3,638)  $ (3,797)  $  2,204
                                                 ========   ========   ========

         The following is a reconciliation of the amount of the Partnership's total Partnership equity as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                   1998       1997       1996
                                                   ----       ----       ----

Total Partnership equity per
   financial statements                          $ 34,200   $ 44,070   $ 54,540
Increase (decrease) resulting from:
   Commission and expenses paid
      in connection with the sale of limited
      partnership units                            16,295     16,295     16,295
   Accounts receivable                                285       --         --
   Distributions payable to partners                2,931      2,943      2,989
   Management fees payable                            (26)      --         --
   Reserves for maintenance costs and
      write-downs                                  22,321     20,276     18,286
   Deferred income                                    759      2,028      3,733
   Accumulated depreciation                       (42,448)   (38,712)   (34,165)
   TBT interest income less TBT rental expense     (5,055)    (3,881)    (2,949)
   Lease settlement payment, including lease
      aircraft received accounted for under the
      cost recovery method                         10,115     10,115     10,115
   Allowance for bad debts                           --          640        640
   Securities received in leasing transaction        --          599        599
   Other                                              (13)       354        254
                                                 --------   --------   --------
Tax bases of net assets                          $ 39,364   $ 54,727   $ 70,337
                                                 ========   ========   ========

9.       Litigation

         The Partnership has filed a claim in the Bankruptcy Court for unpaid rents and other damages related to the rejection by Kiwi International Airlines, Inc. ("Kiwi") of the leases. Given the sale of Kiwi's operating assets as approved by the Court, it is remote that the Partnership will obtain any recovery. Based on a petition by creditors, the case has been converted to a Chapter 7 liquidation and a Trustee has been appointed by the court.

         On March 10, 1999, the Trustee appointed in Kiwi's bankruptcy proceedings made a demand for the return of payments approximating $1,276,000 to an affiliate of the Managing General Partner, the Partnership and an affiliated Partnership (see discussion herein under "Kiwi International Airlines, Inc. - Bankruptcy") on the basis that these payments were made by Kiwi in the ninety days prior to Kiwi's filing of its voluntary bankruptcy petition and were therefore preferential. The payments relate to seven aircraft, only two of which are owned by the Partnership. Management has notified the Trustee of the existence of a Stipulation and Consent Order, dated April 22, 1997, which provides for waiver and relinquishment by Kiwi of any potential preference claims it might have against the Partnership.

         The General Partners, on the advice of counsel, believe that the claim will be withdrawn.

         The parties in the Mallia lawsuit (as set forth in the Partnership's September 30, 1998 quarterly report on Form 10-Q incorporated by reference herein) have settled. Although Paine Webber could seek indemnification from the Partnership, the General Partners believe this possibility is remote.

10.      Fair Value of Financial Instruments

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments, whether or not reported in the balance sheet. Where quoted market prices are unavailable the values are based on estimates using present value or other valuation techniques. The results are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In addition, because SFAS No. 107 excludes certain assets such as leased aircraft owned by the Partnership, the aggregate fair value amounts discussed below do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

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

11.      Commitments

         Upon the expiration of the extended lease for the DC-10-10 aircraft with Continental Micronesia, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc. ("Emery"). The workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to price escalation. The Partnership estimates expending an additional $1.0 million to meet the delivery conditions under the lease with Emery. The Partnership and Emery have signed an agreement in principle which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two year renewal of $200,000 per month, followed by three additional two year renewal options at the then fair market rental. Emery provided a security deposit of $218,000.

         In 1998, the Partnership entered into discussions with Kitty Hawk for the lease of the Boeing 727-200 aircraft, upon the expiration of the current lease of that aircraft, with Continental, which expires in May, 1999. The lease would require the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $4.2 million. The lease agreement would provide for a lease of 84 months with rent of $112,700 per month. Kitty Hawk has provided a security deposit of $56,000.

         In all, the Partnership has estimated commitments of $13.7 million. The Partnership has drawn all available funds under its $10 million borrowing facility and the principal balance at December 31, 1998 is $10 million. In February, 1999, the lender increased the borrowing commitment from $10 million to $12.5 million. (See Note 12, "Subsequent Event"). The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. It is the intent of the General Partners to obtain financing utilizing the Kitty Hawk and Emery leases to fund the conversions of such assets. If unable to secure additional borrowing capacity to fund the commitments, the Partnership may need to forgo the lease with Kitty Hawk, as well as possibly sell equipment. Further, the Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing distributions to partners.

12.      Subsequent Event

         In February 1999, the Partnership consummated an agreement to increase the committed amount of the loan facility from $10 million to $12.5 million and the interest rate from 1% to 1.25% over prime. The Partnership has pledged all of its aircraft as collateral in connection with the increased loan commitment. The Partnership will utilize the additional borrowings to replenish working capital, which was drawn down to pay for the hushkit for the aircraft on lease to Capital Cargo International Airlines, Inc. ("Capital Cargo"). This loan is due in December, 1999. If the Partnership is unable to renegotiate or refinance the loan it will be forced to reduce or suspend distributions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1998, 1997 and 1996.

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

         Richard S. Wiley, age 45, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a
Vice President of CIS Corporation ("CIS"), a wholly owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 46, is a Senior Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Robert M. Brown, 40, joined PCC in 1988 and is involved in aircraft acquisitions, finance and leasing. His primary responsibility is the structuring of debt transactions which accommodate the PCC trading and long-term investing activities. Previously, he served as Vice President, Aircraft Sales, and as Regional Marketing Director during the offerings of the Partnership and an affiliated partnership. Prior to joining PCC, Mr. Brown was District Manager with the Chrysler Corporation. He holds a BA degree from Dartmouth College and an MBA from the University of Washington.

         Richard L. Funk, 61, joined PCC in 1992 and is responsible for the technical aspects of aircraft marketing, including delivery and redelivery of aircraft to airlines world wide. From 1990 to 1992, he served as technical marketing consultant to the aviation industry and from 1987 to 1990 he was President of Avtek Industries, Inc., an aircraft, missile, and electronic components manufacturer which he founded. From 1984 to 1986 he was President and Chief Operating Officer of Standard Aero Western, Inc., a commercial airline maintenance facility. From 1979 to 1982, he was Senior Vice President of Engineering and Maintenance at World Airways, Inc. From 1963 to 1979 he held various positions with United Air Lines, Inc., including Manager of Airframe Maintenance for a period of six years.

                           Air Transport Leasing, Inc.

Name                        Positions Held
----                        --------------

Gerald F. Goertz, Jr.       Chairman of the Board
Clifford B. Wattley         President and Director
Stephen R. Dyer             Vice President, Assistant Secretary and Director
Carmine Fusco               Vice President, Secretary, Treasurer and
                            Chief Financial and Accounting Officer

         Gerald F. Goertz, Jr., age 41, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Clifford B. Wattley, age 49, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 39, is Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Co. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1998.

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

         (b) The following table sets forth the number of Units beneficially owned by directors of the General Partners and by all directors and officers of such corporations as a group as of March 1, 1999.

                                           Amount and Nature
                                             of Beneficial           Percent
               Name                            Ownership            of Class
               ----                        -----------------        --------

         Richard S. Wiley                        29,501                 *

         Carol L. Chase                           1,300                 *

         All directors and
         officers as a group
         (4 persons)                             30,801                 *

         Air Transport Leasing, Inc.
             None

         *  Less than 1% of class.

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

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1998.

         Base Management Fee. The General Partners receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During 1998, the General Partners earned base management fees of $177,000.

         Incentive Management Fee. The General Partners receive a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned incentive management fees of $505,000 during 1998.

         Re-lease Fee. The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned re-lease fees of $335,000 during 1998.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $19,000 during 1998, all of which was paid or accrued to the Administrative General Partner. As discussed in
Note 7 to the Financial Statements, accountable expenses declined due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. In 1998, the Partnership purchased certain equipment and parts for two partnership aircraft from a company owned by the Director and President and two former officers and directors of the Managing General Partner in the amount of $1,887,000. During 1998, the Partnership paid $1,313,000 to a licensed maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft.

         Partnership Interest. The General Partners received or were entitled to receive distributions of $117,000 as their allocable share of distributable cash flow for 1998. In addition, $257,000 of the Partnership's net taxable income for 1998 was allocated to the General Partners.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) During the quarter ended December 31, 1998, the Partnership did not file any reports on Form 8-K.

         (c)  Exhibits required to be filed.

         Exhibit No.    Description
         -----------    -----------

         3.1(a) Amended and Restated Limited Partnership Agreement dated April 27, 1989, as amended and restated July 11, 1989. Filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

         (b) Amendment, dated as of December 26, 1990, to the Amended and Restated Limited Partnership Agreement dated July 11, 1989. Filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated December 26, 1990.*

         (c) Amendment, dated as of March 31, 1992, to the Amended and Restated Limited Partnership Agreement dated July 11, 1989. Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated April 16, 1992.*

         10.1(a) Agreement pursuant to Selection 168(f)(8) of the Internal Revenue Code of 1954, as amended, between Pacific Southwest Airlines and General Mills, Inc. Filed as Exhibit 19.3(c) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File No. 33-22986).*

         (b) Participation Agreement, dated September 21, 1989, among Pegasus Aircraft Partners, L.P., a Delaware limited partnership ("Pegasus Aircraft Partners"), First Security Bank of Utah, National Association (the "Owner Trustee"), Concord Asset Management, Inc., a Delaware corporation ("CAMI"), and the Registrant. Filed as
                        Exhibit 19.2(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

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

         (o) Security Agreement and Assignment of Lease, dated as of April 30, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

         (p) Assignment of Collateral, dated as of April 30, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

         10.2(a) Trust Agreement 047, dated as of April 12, 1989, between PCC as Beneficiary, and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 19.3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

         (b) Lease Agreement 047, dated as of April 12, 1989, between Owner Trustee and Continental Airlines, Inc. Filed as
                        Exhibit 19.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

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

         10.3(a) Trust Agreement 32719 between the Registrant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 19.4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

         (b) Aircraft Lease Agreement, dated as of February 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         (c) Lease Supplement No. 1, dated March 5, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         (d) Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N32719.*

         10.4(a) Trust Agreement 909, dated as of May 25, 1989, between PCC as Beneficiary and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.5(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.*

         (b) Lease Agreement, dated as of October 1, 1983, between DC-9T-II as Lessor and Trans World Airlines, Inc. ("TWA") as Lessee. Filed as Exhibit 10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

         (c) Lease Supplement No. 1 dated, October 13, 1983, between TWA and DC-9T-II. Filed with Lease Agreement as Exhibit
                        10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

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

         (g) Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         (h) Amendment No. 3 dated January 16, 1995 between First Security Trust of Utah as Lessor Owner Trustee and TWA as lessee with respect to the lease of one Lockheed L-1011 aircraft, U.S. Registration No. N41016.*

         (i) Amendment No. 3 dated as of January 16, 1995 between Meridian Trust Company as Lessor Owner Trustee and TWA as lessee with respect to the lease of one McDonnell Douglas MD-82 aircraft, U.S. Registration No. 909TW.*

         10.5(a) Lease Agreement, dated as of December 30, 1981, between First Security Bank of Utah, National Association as Lessor and TWA as Lessee. Filed as Exhibit 10.2.3 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

         (b) Trust Agreement, dated as of December 30, 1981, between BWL as Owner Participant and First Security Bank of Utah, National Association as Owner Trustee. Filed as
                        Exhibit 10.6(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.*

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

         (f) Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         10.6(a) Trust Agreement 935, dated as of April 2, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association, as Owner Trustee. Filed as
                        Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.*

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

         10.7(a) Trust Agreement 936, dated as of May 9, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association, as Owner Trustee. Filed as
                        Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.*

         (b)            Aircraft  Lease  Agreement,  dated  as of June 1,  1992,
                        between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Aerovias de Mexico, S.A. de C.V. as Lessee, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

         (c) Estoppel and Acceptance Certificate, dated July 20, 1992, executed by Aerovias de Mexico, S.A. de C.V. as Lessee under Aircraft Lease Agreement, dated as of June 1, 1992, between Aerovias de Mexico, S.A. de C.V. and First Security Bank of Utah, National Association as Owner Trustee and Lessor, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

         10.7(d) Standstill Agreement dated December 13, 1994, between Aerovias de Mexico SA de CV and First Security Bank of Utah National Association as Owner Trustee of two DC-9-31 Aircraft, US Registration N936ML and N937ML.

         10.7(e) Standstill Extension and Amendment dated as of February 28, 1995 between Aerovias de Mexico SA de CV and First Security Bank of Utah National Association as Owner Trustee of two DC-9-31 Aircraft, US Registration N936ML and N937ML.

         10.8(a) Trust Agreement 16982, dated as of August 22, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.*

         (b) Lease Agreement 212, dated as of December 15, 1988, between Wilmington Trust Company as Owner Trustee and Lessor and Continental Airlines, Inc. as Lessee. Filed as Exhibit 10.2.5 to Form S-1 Registration Statement dated July 3, 1989, (Commission File No. 33-28359).*

         (c) Amendment No. 1, dated as of May 26, 1989, to Lease Agreement 212, between Wilmington Trust Company as Owner Trustee and Lessor and Continental Airlines, Inc. as Lessee. Filed as Exhibit 10.2.5 to Form S-1 Registration Statement dated July 3, 1989, (Commission File No. 33-28359).*

         (d) Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL
                        Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

         (e) Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

         (f) Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation
                        Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner
                        Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.8(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

         (g) Lease Termination Agreement dated November 15, 1995 between and among Continental Airlines, Inc., First Security Bank of Utah, N.A., Pegasus Aircraft Management, Inc. and Air Transport Leasing, Inc.

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

         10.10(a) Loan Agreement, dated June 10, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as
                        Exhibit 10.3(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

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

         (d) Continuing Guaranty and Subordination Agreement, dated September 10, 1992, between Greyhound Financial Corporation and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. Filed as Exhibit 10.1(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

         (e) Negative Pledge Agreement, dated as of September 10, 1992, by and among Greyhound Financial Corporation and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P.,
                        (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and
                        (iv) Trust Agreement 16982 between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. Filed as Exhibit 10.1(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

         (f) First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

         (g) First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

         (h) First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

         10.12(a) Trust Agreement 357, dated as of February 15, 1993, between Registrant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.2(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         (b)            Aircraft  Lease  Agreement,  dated as of March 15, 1993,
                        between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.2(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

         (c) Lease Supplement No. 1, dated May 24, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

         (d) Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N357KP.*

         10.13(a) Aircraft lease of 727-200 Advanced Aircraft N16784 (formerly N516PE) as of September 25, 1984 by Seventh HFC Leasing Corporation as Lessor and People Express Airlines, Inc. as Lessee.

         (b) Amendment No. 1 to lease of 727-200 Advanced Aircraft N16784 dated November 15, 1995 between Continental Airlines, Inc. as Lessee and First Security Bank of Utah as Owner Trustee of a trust in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.

         10.14(a)       Aircraft  lease  of  727-200  advanced  Aircraft  N77780
                        (formerly N512PE) as of August 23, 1984 by Mellon Financial Services Corporation #3 as Lessor and People Express as Lessee.

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

         Dated: March 29, 1999

                                  Pegasus Aircraft Partners II, L.P.
                                  (Registrant)

                                  By:   Air Transport Leasing, Inc.
                                        Administrative General Partner

                                  By:   /s/ CLIFFORD B. WATTLEY
                                        Clifford B. Wattley
                                        President and Director

                                  By:   /s/ CARMINE FUSCO
                                        Carmine Fusco
                                        Vice President, Secretary,
                                        Treasurer and Chief Financial
                                        and Accounting Officer

                                  By: Pegasus Aircraft Management Corporation Managing General Partner

                                  By:   /s/ RICHARD S. WILEY
                                        Richard S. Wiley
                                        President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

Signature                                        Title
---------                                        -----

/s/ RICHARD S. WILEY                             President and Chairman of
Richard S. Wiley                                 the Board of Pegasus Aircraft
                                                 Management Corporation

/s/ GERALD F. GOERTZ, JR.                        Chairman of the Board of
Gerald F. Goertz, Jr.                            Air Transport Leasing, Inc.

/s/ CLIFFORD B. WATTLEY                          President and Director of
Clifford B. Wattley                              Air Transport Leasing, Inc.

/s/ STEPHEN R. DYER                              Vice-President, Assistant
Stephen R. Dyer                                  Secretary and Director of
                                                 Air Transport Leasing, Inc.