Form 10-Q
period 1999-03-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 1999-05-14
CIK 849870

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                              --------------------------------------------------

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

                       This document consists of 19 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

         Item 1.   Financial Statements (unaudited)

                   Balance Sheets - March 31, 1999 and December 31, 1998      3

                   Statements of Income for the three months
                   ended March 31, 1999 and 1998                              4

                   Statements of Partners' Equity for the three
                   months ended March 31, 1999 and 1998                       5

                   Statements of Cash Flows for the three months
                   ended March 31, 1999 and 1998                              6

                   Notes to Financial Statements                              7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             12

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                         17

         Item 6.   Exhibits and Reports on Form 8-K                          17

         Signature                                                           18

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

             BALANCE SHEETS -- MARCH 31, 1999 AND DECEMBER 31, 1998
             ------------------------------------------------------
                                   (unaudited)


                                     ASSETS
                                     ------
                                                        1999         1998
                                                        ----         ----
                                                (In thousands, except unit data)

Cash and cash equivalents                             $  4,363     $  2,863
Rent and other receivables, net (Note 4)                   469          491
Aircraft, net (Notes 2, 4 and 6)                        45,798       47,258
Other assets                                               798          811
                                                      --------     --------
   Total Assets                                       $ 51,428     $ 51,423
                                                      ========     ========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

LIABILITIES:
Accounts payable and accrued expenses                 $     87     $    106
Payable to affiliates (Note 3)                             562          592
Maintenance reserves payable                             1,908        1,696
Notes payable (Note 4)                                  12,500       10,000
Deferred rental income and deposits                      1,866        1,898
Distributions payable to partners                        2,931        2,931
                                                      --------     --------
   Total Liabilities                                    19,854       17,223
                                                      --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

PARTNERS' EQUITY:
General Partners                                      $   (894)    $   (868)
Limited Partners (7,255,000 units outstanding)          32,468       35,068
                                                      --------     --------
   Total Partners' Equity                               31,574       34,200
                                                      --------     --------
     Total Liabilities and Partners' Equity'          $ 51,428     $ 51,423
                                                      ========     ========







   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------
                                   (unaudited)


                                                          1999          1998
                                                          ----          ----
                                                      (In thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                      $    3,108    $    3,327
   Interest                                                   28            55
   Other                                                    --             116
                                                      ----------    ----------
                                                           3,136         3,498
                                                      ----------    ----------

EXPENSES:
   Depreciation and amortization                           2,206         2,050
   Write-downs (Note 5)                                     --             360
   Management and re-lease fees (Note 3)                     251           250
   Interest                                                  248           119
   General and administrative (Note 3)                        70            74
   Direct lease                                               56            67
                                                      ----------    ----------
                                                           2,831         2,920
                                                      ----------    ----------
NET INCOME                                            $      305    $      578
                                                      ==========    ==========

NET INCOME ALLOCATED:
   To the General Partners                            $        3    $        6
   To the Limited Partners                                   302           572
                                                      ----------    ----------
                                                      $      305    $      578
                                                      ==========    ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $      .04    $      .08
                                                      ==========    ==========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
UNITS OUTSTANDING                                      7,255,000     7,255,000
                                                      ==========    ==========








   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                        (In thousands)

Balance, January 1, 1999                       $   (868)   $ 35,068    $ 34,200

   Net income                                         3         302         305

   Distributions to partners declared               (29)     (2,902)     (2,931)
                                               --------    --------    --------

Balance, March 31, 1999                        $   (894)   $ 32,468    $ 31,574
                                               ========    ========    ========


Balance, January 1, 1998                       $ (1,008)   $ 45,078    $ 44,070

   Net income                                         6         572         578

   Distributions to partners declared               (29)     (2,902)     (2,931)
                                               --------    --------    --------

Balance, March 31, 1998                        $ (1,031)   $ 42,748    $ 41,717
                                               ========    ========    ========
















   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------
                                   (unaudited)
                                                             1999         1998
                                                             ----         ----
                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   305     $   578
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            2,206       2,050
     Write-downs                                               --           360
     Change in assets and liabilities:
       Rent and other receivables                                22         (23)
       Other assets                                              13           6
       Accounts payable and accrued expenses                    (19)         20
       Payable to affiliates                                    (30)        242
       Interest payable                                        --            37
       Deferred rental income and deposits                      (32)       (337)
       Maintenance reserves                                     212         221
                                                            -------     -------
         Net cash provided by operating activities            2,677       3,154
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit for aircraft modification                           --          (790)
   Capitalized aircraft improvements                           (746)       (701)
   Repayment of advances by lessees                            --            71
                                                            -------     -------
         Net cash used in investing activities                 (746)     (1,420)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Security deposit                                            --           259
   Proceeds from notes payable                                2,500        --
   Cash distributions paid to partners                       (2,931)     (2,961)
                                                            -------     -------
         Net cash used in financing activities                 (431)     (2,702)
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                   1,500        (968)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,863       5,705
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 4,363     $ 4,737
                                                            =======     =======

Supplemental schedule of cash flow information:
   Interest paid                                            $   246     $    80
                                                            =======     =======

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 1999
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998. (Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.)

         New Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Partnership). FAS 133 relates to the reporting of all derivative instruments, and as the Partnership has not and does not anticipate dealing in derivatives or in hedging activities, this pronouncement is not expected to impact the Partnership's earnings or Statement of financial position.

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                     1999               1998
                                                     ----               ----

Aircraft on operating leases                       $110,895           $110,149
Less:    Accumulated depreciation                   (64,136)           (62,050)
         Write-downs                                 (7,959)            (8,058)
                                                   --------           --------
                                                   $ 38,800           $ 40,041
                                                   --------           --------

Aircraft held for lease                            $ 46,744           $ 46,744
Less:    Accumulated depreciation                   (19,214)           (19,093)
         Write-downs                                (10,417)           (10,319)
         Lease Settlement accounted
           for under the cost recovery method       (10,115)           (10,115)
                                                   --------           --------
                                                      6,998              7,217
                                                   --------           --------
Aircraft, net                                      $ 45,798           $ 47,258
                                                   ========           ========

         Airbus A-300 Aircraft. In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of the CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus maintenance reserves of $225 per engine hour (subject to adjustment depending on the hour/cycle ratio). The Partnership and VASP extended the lease to December 1998. In December 1998, the Partnership and VASP entered into an agreement for the lease of the second engine from the A-300 aircraft, the terms of which are the same as the first engine lease and extended the term of such lease. Both engine leases are scheduled to expire in June 1999. The Partnership continues to re-market this aircraft for lease or sale.

         Due to arrearages in rent and maintenance reserve payments, VASP was placed on non-accrual status as of January 1, 1999. VASP made one payment of $134,635 in the first quarter of 1999, but at March 31, 1999, VASP was in arrears with respect to scheduled rent payments, for a total of $601,000 and $656,000 in arrears with respect to maintenance reserve payments. The Partnership has a receivable for $233,000 of past due rent and is also holding a $400,000 security deposit from VASP.

         After being unable to come to an agreement with VASP with respect to a plan for curing the arrearages, the Partnership has filed suit in Brazil to recover equipment from VASP (see Note 5, "Litigation", for further discussion).

         After failing to achieve a negotiated payment plan for engine rents and maintenance reserves, the Partnership filed suit against VASP (as discussed in Note 5) for the return of the engines. The Partnership is exploring remarketing options for these engines, which may include re-installing them on and remarketing the A-300 aircraft. If the Partnership remarkets the engines or the aircraft, there can be no assurance as to the ability to do so, the time it would take and the lease rate or sales price that might be achieved.

         During the first quarter of 1999, one of the engines on lease to VASP failed. The General Partners are evaluating the engine's status and feasability of repairing it.

         Falcon Air Express, Inc. In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to the Boeing 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour.

         Falcon has made all scheduled rent and maintenance reserve payments in 1999, and has paid $100,000 of its maintenance reserve arrearages. Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. At March 31, 1999, Falcon was in arrears to the Partnership, with respect to scheduled rent payments, of $380,000 and $179,000 in arrears with respect to maintenance reserve payments. The Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon.

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

         Continental Airlines, Inc. The lease on the Boeing 727-200 advanced aircraft expires in late May. The Partnership is in discussions with Kitty Hawk Aircargo, Inc. for the lease of the aircraft as a freighter. See discussion in
Note 6 "Commitments" below. If unable to secure financing for the conversion, the Partnership would likely attempt to remarket the aircraft in a passenger configuration, although there can be no assurance as to the timeliness and rate that would be received from such a remarketing effort.

3.       Transactions With Affiliates

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $46,000 of base management fees during the three months ended March 31, 1999.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the
Administrative General Partner. The General Partners earned $118,000 of incentive management fees during the three months ended March 31, 1999.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing

General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $87,000 of re-lease fees during the three months ended March 31, 1999.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as adjusted per the Partnership agreement).

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three months ended March 31, 1999 payable to the Administrative General Partner.

         During the quarter ended March 31, 1999, the Partnership paid $401,000 for aircraft parts to a company which is owned by the President and Director of the Managing General Partner and two of its former officers and directors.

4.       Notes Payable

         In February 1999, the Partnership consummated an agreement to increase the committed amount of the loan facility from $10 million to $12.5 million and the interest rate from 1% to 1.25% over prime. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. The Partnership will utilize the additional borrowings to replenish working capital, which was drawn down to pay for the hushkit for the aircraft on lease to Capital Cargo International Airlines, Inc. ("Capital Cargo"). This loan is due in December, 1999. If the Partnership is unable to renegotiate the term or refinance the loan, it will be forced to reduce or suspend distributions.

5.       Litigation

         In May 1999, after failing to achieve a negotiated payment plan for engine rents and maintenance reserves, a lawsuit was filed on behalf of the Partnership in the 19th Civil Court of the Central District of the City of Sao Paulo, Brazil to compel the return by VASP of the two GE CF6-50C2 engines leased to VASP. While it appears that VASP is cooperating in the return of the engines, the Court is requiring the Partnership to post a letter of credit in the amount of 397,469.20 Brazilian Reals (approximately $242,260 USD as of May 11, 1999) prior to compelling the return of the engines. It appears as if a second legal action will be necessary to attempt to force the payment of past due amounts and secure funds necessary for the repair of the damaged engine.

         On March 10, 1999, the Trustee appointed in Kiwi's bankruptcy proceedings made a demand for the return of payments approximating $1,276,000 to an affiliate of the Managing General Partner, the Partnership and an affiliated Partnership on the basis that these payments were made by Kiwi in the ninety days prior to Kiwi's filing of its voluntary bankruptcy petition and were therefore preferential. The payments relate to seven aircraft, only two of which are owned by the Partnership. Management notified the Trustee of the existence of a Stipulation and Consent Order, dated April 22, 1997, which provides for, amongst other items, a waiver and relinquishment by Kiwi of any potential preference claims it might have against the Partnership. On April 8, 1999, the claim was withdrawn.

6.       Commitments

         Upon the expiration of the extended lease for the DC-10-10 aircraft with Continental Micronesia, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc. ("Emery"). The workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to price escalation. The Partnership estimates expending an additional $1.0 million to meet the delivery conditions under the lease with Emery. The Partnership and Emery have signed an agreement which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two year renewal at $200,000 per month, followed by three additional two year renewal options at the then fair market rental. Emery provided a security deposit of $218,000.

         In 1998, the Partnership entered into discussions with Kitty Hawk Aircargo, Inc. ("Kitty Hawk") for the lease of a Boeing 727-200 aircraft, upon the expiration of the current lease of that aircraft with Continental, which expires in May, 1999. The lease would require the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $4.3 million. The lease agreement would provide for a lease of 84 months with rent of $112,700 per month. Kitty Hawk has provided a security deposit of $56,000.

         The Partnership has estimated commitments of $13.3 million in total. The Partnership would need to increase its borrowing facility in order to have sufficient funds for the Kitty Hawk and Emery lease requirements. The Partnership has drawn all available funds under its $12.5 million borrowing facility and the principal balance at March 31, 1999 is $12.5 million. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. It is the intent of the General Partners to obtain financing utilizing the Kitty Hawk and Emery leases to fund the conversions to freighter configuration of the planes. However, if the Partnership is unable to secure additional borrowing capacity to fund these commitments, the Partnership may need to forego the lease with Kitty Hawk, as well as possibly sell the DC 10-10 aircraft. Further, the Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing or suspending distributions to partners.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         This report may contain, in addition to historical information, forward-looking statements that involve risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a diversified portfolio of leased commercial and freighter aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At March 31, 1999, the Partnership's unrestricted cash and cash equivalents of $4,363,000 was primarily invested such a fund. This amount was $1,500,000 more than the Partnership's unrestricted cash and equivalents at December 31, 1998 of $2,863,000. This increase in unrestricted cash was equal to the amount by which cash provided by operating activities and the proceeds from notes payable exceeded the combined total of the quarterly cash distributions paid to the partners and capitalized expenditures for aircraft during the three months ended March 31, 1999.

         Rent and other receivables, net, decreased $22,000 from $491,000 at December 31, 1998 to $469,000 at March 31, 1999. This decrease resulted from the continued repayment of deferred rentals by Capital Cargo.

         TWA reported another annual loss for the year ending December 31, 1998. Although TWA had a cash position of $252 million at December 31, 1998 and announced that its loss in the first quarter of 1999 was its smallest in ten years, given TWA's historical financial difficulties, the continuing loss is of concern. A default or deferral of lease payments on the part of TWA, (or by VASP or Falcon) or any other lessee, as well as the remarketing of the Continental Boeing 727-200, may affect quarterly distributions. TWA accounted for 18% of the Partnership's lease revenue in the first quarter of 1999.

         Other assets decreased $13,000 from $811,000 at December 31, 1998 to $798,000 at March 31, 1999. This decrease was primarily due to a decrease in prepaid expenses.

         The payable to affiliates decreased $30,000 from $592,000 at December 31, 1998 to $562,000 at March 31, 1999, due to the payment of management fees in excess of management and release fees incurred for the quarter ending March 31, 1999.

         Deferred rental income and deposits were $1,866,000 at March 31, 1999 as compared to $1,898,000 at December 31, 1998. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement and the L-1011 Lease Prepayment, partially offset by an increase in the recognition of deferred rent related to the Capital Cargo lease.

         During the three months ended March 31, 1999, the Partnership paid cash distributions pertaining to the fourth quarter of $2,931,000. The quarterly distribution represented an annualized rate equal to 8.0% of contributed capital ($.40 per Unit). The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A similar distribution for the first quarter of 1999 was paid on April 27, 1999.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 90% of the cash distributions paid to the partners for the three months ended March 31, 1999 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions paid to the partners from the inception of the Partnership through March 31, 1999 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In February 1999, the Partnership consummated an agreement to increase the committed amount of the loan facility from $10 million to $12.5 million and the interest rate from 1% to 1.25% over prime. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. The Partnership has utilized the additional commitment amount to replenish working capital, which was drawn down to pay for the hushkit installed on the aircraft leased to Capital Cargo International Airlines, Inc. ("Capital Cargo"). This loan is due in December, 1999. If the Partnership is unable to renegotiate or refinance the loan it will be forced to reduce or suspend distributions.

         Continental Micronesia agreed to extend the lease of the DC10-10 for an additional fifteen months (through September 15, 1999) at a lease rate of $138,500 per month. Upon the expiration of the extended lease, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement with a third party for ultimate delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed an 84 month lease, which provides for rents of $218,000 per month. The lease also provides a two-year renewal at a monthly lease rate of $200,000, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000 at September 30, 1998. The current workscope under the aircraft modification agreement requires the investment of approximately $8.0 million, subject to escalation, by the Partnership. The Partnership also estimates expending an additional $1.0 million to meet the lease delivery conditions

         During first quarter of 1999, the Partnership invested $746,000 in aircraft capitalized improvements, mainly related to the hushkit on the aircraft leased to Capital Cargo and the DC 10-10 aircraft conversion.

         In early 1998, Continental Airlines, Inc. ("Continental") returned one 727-200 ADV aircraft the lease of which expired January 31, 1998. The
Partnership and Continental continue discussing each party's obligation with respect to the return condition of the aircraft under the lease. This aircraft is currently on lease to TNT.

         In 1998, the Partnership entered into discussions with Kitty Hawk Aircargo, Inc. ("Kitty Hawk") for the lease of a Boeing 727-200 aircraft, upon the expiration of the current lease of that aircraft with Continental, which expires in May, 1999. Discussions indicate that the lease would require the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $4.3 million and would provide for a lease of 84 months with rent of $112,700 per month. Kitty Hawk has provided a security deposit of $56,000.

         The Partnership has estimated commitments of $13.3 million in total. The Partnership would need to increase its borrowing facility in order to have sufficient funds for the Kitty Hawk and Emery lease requirements. The Partnership has drawn all available funds under its $12.5 million borrowing facility and the principal balance at March 31, 1999 is $12.5 million. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. It is the intent of the General Partners to obtain financing utilizing the Kitty Hawk and Emery leases to fund the conversions to freighter configuration of the planes. However, if the Partnership is unable to secure additional borrowing capacity to fund these commitments, the Partnership may need to forego the lease with Kitty Hawk, as well as possibly sell the DC 10-10 aircraft. Further, the Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing or suspending distributions to partners.

Litigation
----------

         See Note 5 "Litigation" for an update on certain legal proceedings.

Results of Operations
---------------------

         The Partnership's net income was $305,000 for the three months ended March 31, 1999 ("1999 Quarter") as compared to $578,000 for the quarter ended March 31, 1998 ("1998 Quarter").

         The Partnership's net income for the 1999 Quarter decreased as compared to the 1998 Quarter principally due to a decrease in rental, interest and other income, as well as an increase in interest and depreciation expense. This was partially offset by decreases in write-downs, direct lease and general and administrative expenses.

         Rental income decreased by $219,000, or 7%, in the 1999 Quarter as compared to the 1998 Quarter, principally due to a decrease in the rental income attributable to the A-300 engines leased to VASP and the absence of amortization of the L-1011 deferred income. These were partially offset by the rental income from the aircraft leased to TNT, which was off-lease for most of the 1998 Quarter.

         Interest income decreased $27,000, or 49%, for the 1999 Quarter in comparison to the 1998 Quarter, primarily due to the complete repayment, in 1998, of the advances due from lessees, resulting from their scheduled repayments.

         During the 1998 Quarter, the Partnership realized a gain of $116,000, reported as other income, which represented the difference between the book value of the Partnership's claim in the Continental bankruptcy and the amount realized. There was no comparable gain during the 1999 Quarter.

         Depreciation and amortization expense increased $156,000, or 8%, for the 1999 Quarter in comparison to the 1998 Quarter due primarily to the depreciation associated with the TNT and Capital aircraft (including capitalized aircraft improvements made in 1999) as well as additional depreciation associated with the second engine on lease to VASP.

         During the 1998 Quarter, the Partnership provided for write-downs aggregating $360,000 to recognize the impairment of the value of certain aircraft. No such amounts were provided in the 1999 Quarter.

         Interest expense for the 1999 Quarter increased by $129,000, or 108%, in comparison to the 1998 Quarter due to increases in the note balance and interest rate.

         Direct lease expenses decreased by $11,000 or 16% in the 1999 Quarter as compared to the 1998 Quarter due primarily to a decrease in maintenance expenses partially offset by an increase in insurance expense.

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

         The Partnership does not own its own software, but is reliant upon software owned by the General Partners or third party vendors. The General Partners and third party vendors are either currently Year 2000 compliant or have instituted plans to be so. The costs to the Partnership associated with addressing the Year 2000 issue, including developing and implementing the above stated plan will be nominal and will be expensed as incurred.

         The plan for addressing third party critical dependencies includes: identification of third party critical dependencies including lessees, vendors and financial institutions; circulation to all applicable third parties of a written request for their plans and progress in addressing the Year 2000 issue; evaluation of responses; and development of contingency plans to address risks of non-compliance by third parties. The Partnership has completed the identification of critical dependencies and the circulation for requests for Year 2000 compliance status and the receipt of responses.

         While the Partnership expects to have no interruption of operations as a result of internal IT and non-IT systems, uncertainties remain about the affect of third party critical dependencies who may not be Year 2000 compliant.

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

         A possible scenario would be that a number of lessees are unable to operate and generate revenues and as a result unable to make lease payments. The Partnership is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Partnership would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Partnership would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be re-leased at favorable terms or at all, or their re-lease is delayed, the Partnership's business, financial condition and results of operations would be adversely affected.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings
         -----------------

         In May 1999, after failing to achieve a negotiated payment plan for engine rents and maintenance reserves, a lawsuit was filed on behalf of the Partnership in the 19th Civil Court of the Central District of the City of Sao Paulo, Brazil to compel the return by VASP of the two GE CF6-50C2 engines leased to VASP. While it appears that VASP is cooperating in the return of the engines, the Court is requiring the Partnership to post a letter of credit in the amount of 397,469.20 Brazilian Reals (approximately $242,260 USD as of May 11, 1999) prior to compelling the return of the engines. It appears as if a second legal action will be necessary to attempt to force the payment of past due amounts and secure funds necessary for the repair of the damaged engine.

         On March 10, 1999, the Trustee appointed in Kiwi's bankruptcy proceedings made a demand for the return of payments approximating $1,276,000 to an affiliate of the Managing General Partner, the Partnership and an affiliated Partnership on the basis that these payments were made by Kiwi in the ninety days prior to Kiwi's filing of its voluntary bankruptcy petition and were therefore preferential. The payments relate to seven aircraft, only two of which are owned by the Partnership. Management notified the Trustee of the existence of a Stipulation and Consent Order, dated April 22, 1997, which provides for, amongst other items, a waiver and relinquishment by Kiwi of any potential preference claims it might have against the Partnership. On April 8, 1999, the claim was withdrawn.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None

                  27. Financial Data Schedule (in electronic format only).

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1999.

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

                               Pegasus Aircraft Partners II, L.P.
                               (Registrant)

                               By:    Air Transport Leasing, Inc.
                                      Administrative General Partner

Date:  May 12, 1999            By:    /s/ CARMINE FUSCO
                                      -----------------
                                      Carmine Fusco
                                      Vice President, Secretary, Treasurer and
                                      Chief Financial and Accounting Officer