Form 10-Q
period 1999-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 1999-08-13
CIK 849870

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1999
                              --------------------------------------------------

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

                       This document consists of 21 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED JUNE 30, 1999



                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited)

                    Balance Sheets - June 30, 1999 and December 31, 1998      3

                    Statements of Income for the three months
                    ended June 30, 1999 and 1998                              4

                    Statements of Income for the six months
                    ended June 30, 1999 and 1998                              5

                    Statements of Partners' Equity for the six months
                    ended June 30, 1999 and 1998                              6

                    Statements of Cash Flows for the six months
                    ended June 30, 1999 and 1998                              7

                    Notes to Financial Statements                             8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            13


PART II.  OTHER INFORMATION

          Item 1.        Legal Proceedings                                   19

          Item 6.        Exhibits and Reports on Form 8-K                    19

          Signature                                                          20

                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.   Financial Statements
          --------------------


                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

              BALANCE SHEETS -- JUNE 30, 1999 AND DECEMBER 31, 1998
              -----------------------------------------------------
                                   (unaudited)


                                     ASSETS
                                     ------
                                                        1999       1998
                                                        ----       ----
                                                (in thousands, except unit data)


Cash and cash equivalents                             $  3,358   $  2,863
Restricted cash                                            364       --
Rent and other receivables, net                            465        491
Aircraft, net (Notes 2, 4 and 6)                        43,601     47,258
Other assets                                               794        811
                                                      --------   --------
   Total Assets                                       $ 48,582   $ 51,423
                                                      ========   ========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

LIABILITIES:
Accrued interest payable                              $     94   $   --
Accounts payable and accrued expenses                       99        106
Payable to affiliates (Note 3)                             494        592
Deferred rental income and deposits                      1,812      1,898
Maintenance reserves payable                             1,969      1,696
Distributions payable to partners                        2,931      2,931
Notes payable (Note 4)                                  12,500     10,000
                                                      --------   --------
   Total Liabilities                                    19,899     17,223
                                                      --------   --------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

PARTNERS' EQUITY:
General Partners                                      $   (924)  $   (868)
Limited Partners (7,255,000 units issued and
   outstanding)                                         29,607     35,068
                                                      --------   --------
   Total Partners' Equity                               28,683     34,200
                                                      --------   --------
      Total Liabilities and Partners' Equity          $ 48,582   $ 51,423
                                                      ========   ========






   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                -------------------------------------------------
                                   (unaudited)



                                                          1999           1998
                                                          ----           ----
                                                      (In thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                       $    2,928     $    2,897
   Interest                                                    35             41
   Other income                                              --                5
                                                       ----------     ----------
                                                            2,963          2,943
                                                       ----------     ----------

EXPENSES:
   Depreciation and amortization                            2,277          1,996
   Write-downs                                               --               20
   Management and re-lease fees (Note 3)                      233            238
   Interest                                                   284            178
   General and administrative (Note 3)                         79            106
   Direct lease                                                49             76
                                                       ----------     ----------
                                                            2,922          2,614
                                                       ----------     ----------

NET INCOME                                             $       41     $      329
                                                       ==========     ==========

NET INCOME ALLOCATED:
   To the General Partners                             $     --       $        3
   To the Limited Partners                                     41            326
                                                       ----------     ----------
                                                       $       41     $      329
                                                       ==========     ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                    $      .01     $      .05
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS
   ISSUED AND OUTSTANDING                               7,255,000      7,255,000
                                                       ==========     ==========




   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                                   (unaudited)


                                                       1999           1998
                                                       ----           ----
                                                 (in thousands, except unit data
                                                       and per unit amounts)

REVENUES:
    Rentals from operating leases                   $    6,036     $    6,225
    Interest                                                63             95
    Other                                                 --              121
                                                    ----------     ----------
                                                         6,099          6,441
                                                    ----------     ----------

EXPENSES:
    Depreciation and amortization                        4,483          4,046
    Write-downs                                           --              380
    Management and re-lease fees (Note 3)                  484            489
    Interest                                               532            293
    General and administrative (Note 3)                    149            179
    Direct lease                                           105            147
                                                    ----------     ----------
                                                         5,753          5,534
                                                    ----------     ----------

NET INCOME                                          $      346     $      907
                                                    ==========     ==========

NET INCOME ALLOCATED:
    To the General Partners                         $        3     $        9
    To the Limited Partners                                343            898
                                                    ----------     ----------
                                                    $      346     $      907
                                                    ==========     ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                $      .05     $      .13
                                                    ==========     ==========

WEIGHTED AVERAGE NUMBER OF
    LIMITED PARTNERSHIP UNITS
    ISSUED AND OUTSTANDING                           7,255,000      7,255,000
                                                    ==========     ==========








   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                         (in thousands)

Balance, January 1, 1999                       $   (868)   $ 35,068    $ 34,200

   Net income                                         3         343         346

   Distributions to partners declared               (59)     (5,804)     (5,863)
                                               --------    --------    --------

Balance, June 30, 1999                         $   (924)   $ 29,607    $ 28,683
                                               ========    ========    ========



Balance, January 1, 1998                       $ (1,008)   $ 45,078    $ 44,070

   Net income                                         9         898         907

   Distributions to partners declared               (59)     (5,804)     (5,863)
                                               --------    --------    --------

Balance, June 30, 1998                         $ (1,058)   $ 40,172    $ 39,114
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                                   (unaudited)
                                                              1999        1998
                                                              ----        ----
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   346     $   907
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            4,483       4,046
     Write-downs                                               --           380
     Change in assets and liabilities:
       Rent and other receivables                                26          32
       Other assets                                              17          (5)
       Accounts payable and accrued expenses                     (7)        251
       Payable to affiliates                                    (98)        258
       Accrued interest payable                                  94          78
       Deferred rental income and deposits                      (86)        (40)
       Maintenance reserves                                     273         674
                                                            -------     -------
         Net cash provided by operating activities            5,048       6,581
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit for aircraft modification                           --          (790)
   Capitalized aircraft improvements                           (826)     (6,195)
   Proceeds from the sale or exchange of equipment             --           710
   Repayment of advances by lessees                            --           152
   Increase in restricted cash                                 (364)       --
                                                            -------     -------
         Net cash used in investing activities               (1,190)     (6,123)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                 2,500       5,249
   Cash distributions paid to partners                       (5,863)     (5,892)
                                                            -------     -------
         Net cash used in financing activities               (3,363)       (643)
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             495        (185)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                     2,863       5,705
                                                            -------     -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                         $ 3,358     $ 5,520
                                                            =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                            $   434     $   211
                                                            =======     =======

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 1999
                                  -------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         New Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Partnership). FAS 133 relates to the reporting of all derivative instruments, and as the Partnership has not and does not anticipate dealing in derivatives or in hedging activities, this pronouncement is not expected to impact the Partnership's earnings or financial position.

2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                         1999          1998
                                                         ----          ----

         Aircraft on operating leases, at cost         $110,976      $110,149
         Less:  Accumulated depreciation                (66,293)      (62,050)
                 Write-downs                             (7,960)       (8,058)
                                                       --------      --------
                                                       $ 36,723      $ 40,041
                                                       --------      --------

         Aircraft held for lease, at cost              $ 46,744      $ 46,744
         Less:   Accumulated depreciation               (19,334)      (19,093)
                 Write-downs                            (10,417)      (10,319)
                 Lease Settlement accounted
                   for under the cost recovery method   (10,115)      (10,115)
                                                       --------      --------
                                                          6,878         7,217
                                                       --------      --------
         Aircraft, net                                 $ 43,601      $ 47,258
                                                       ========      ========

         Airbus A-300 Aircraft. In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of the General Electric CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus maintenance reserves of $225 per engine hour (subject to adjustment depending on the hour/cycle ratio). The Partnership and VASP extended the lease first to December 1998 and then to June 1999. In December 1998, the Partnership and VASP entered into an agreement for the lease of the second engine from the A-300 aircraft, the terms of which are the same as the first engine lease. Both engine leases expired in June 1999. The Partnership continues to re-market this aircraft for lease or sale.

         Due to arrearages in rent and maintenance reserve payments, VASP was placed on non-accrual status as of January 1, 1999. VASP made one payment of $134,635 in the first quarter of 1999, but at June 30, 1999, VASP was in arrears with respect to scheduled rent payments, for a total of approximately $878,000 and approximately $1,418,000 in arrears with respect to maintenance reserve payments. The Partnership has a receivable for $233,000 of past due rent, is also holding a $400,000 security deposit from VASP and received $614,000 of maintenance reserve payments on the first engine.

         After being unable to come to an agreement with VASP with respect to a plan for curing the arrearages, the Partnership filed suit in Brazil to recover the equipment from VASP. An additional suit was filed in Federal Court in Florida to recover the first engine and to recover amounts owed for both engines. Under an order of the Florida Court, the first engine was recovered and shipped to an engine repair facility to evaluate the damage that occurred during the first quarter while it was being utilized by VASP. (see Note 5, "Litigation", for further discussion).

         The Partnership will explore remarketing options for these engines, which may include re-installing them on and remarketing the A-300 aircraft. there can be no assurance as to the ability to do so, the time it would take and the lease rate or sales price that might be achieved.

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

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. At June 30, 1999, Falcon was in arrears to the Partnership, with respect to scheduled rent payments, of $570,000 and $121,000 in arrears with respect to maintenance reserve payments. Of these amounts, the Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon.

         Continental Airlines, Inc. Although the lease on the Boeing 727-200 advanced aircraft expired in late May 1999, Continental continued to pay rent and returned the aircraft in July 1999. The Partnership has leased the aircraft to Kitty Hawk Aircargo, Inc. as a freighter. See discussion in Note 6 "Commitments" below.

         Lockheed L-1011 aircraft. The Partnership is currently remarketing the aircraft.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $43,000 and $89,000 of base management fees during the three and six months ended June 30, 1999, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $109,000 and $227,000 of incentive management fees during the three and six months ended June 30, 1999, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $81,000 and $168,000 of re-lease fees during the three and six months ended June 30, 1999, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three and six months ended June 30, 1999 payable to the Administrative General Partner.

         During the six months ended June 30, 1999 the Partnership paid $22,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. The Partnership also paid $481,000 for aircraft parts to a company which is owned by the President and Director of the Managing General Partner.

4.       Notes Payable

         the Partnership has a loan of $12.5 million at an interest rate of 1.25% over prime. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. This loan is due in December, 1999. the Partnership is in discussions with different lenders to replace the current facility and increase the size of the facility (see Note 6 "Commitments" below). If unable to renegotiate the term or refinance the loan, the Partnership may need to reduce or suspend distributions.

5.       Litigation

         As a result of failed negotiations with VASP, the Partnership sued in the 19th Civil Court of the Central District of the City of Sao Paulo, Brazil in May to gain possession of the two CF6-50C2 engines that had been leased to VASP. The court ordered VASP to return the engines and VASP did take one engine out of service and is storing it in Sao Paulo. The second engine, which had been damaged, had been sent by VASP to an engine repair facility in Florida, where it had been stored. VASP appealed the court ruling and won a stay of the order. The Partnership has contested the stay and is awaiting a decision. As part of the Brazilian Court action, the Partnership posted a bank guarantee with the Court. To obtain the bank guarantee of 397,469.20 Brazilian reals (approximately $242,260 USD as of May 11, 1999), the Partnership was required to obtain a letter of credit which the bank required be collaterallized with $364,000 of restricted cash.

         The Partnership subsequently sued in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida to gain possession of the engine at the engine repair facility and for unpaid rents, maintenance reserves, engine repair costs and legal expenses. Through a court order, the Partnership gained possession of the second engine and has shipped it to an engine repair facility in California for a determination of the extent of the damage. On July 23, 1999 VASP filed an answer to the complaint, generally denying the allegations, and specifically alleging that Florida courts should not exercise jurisdiction because of the ongoing Brazilian litigation. Florida counsel has advised that a trial date against VASP cannot be requested until August 12, 1999.

6.       Commitments

         At the end of the extended lease, for the DC-10-10 aircraft with Continental Micronesia, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines Inc.("Emery"). The work scope under the aircraft modification agreement requires the investment of approximately $11.8 million, subject to price escalation. The Partnership estimates expending an additional $1.0 million to meet the delivery conditions under the lease with Emery. The Partnership and Emery have signed an agreement, which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000.

         In 1998, the Partnership entered into discussions with Kitty Hawk Aircargo, Inc. ("Kitty Hawk") for the lease of a Boeing 727-200 aircraft, upon the expiration of the current lease of that aircraft with Continental, which expired in May, 1999. The aircraft was returned in July, 1999, with Continental paying rent in the interim period. The lease would require the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $5.0 million. The lease agreement would provide for a lease of 84 months with rent of $112,700 per month. Kitty Hawk has provided a security deposit of $56,000.

         The Partnership has estimated commitments of $17.8 million in total (of this amount, $790,000 is on deposit with the DC 10-10 conversion facility, with the conversion currently scheduled to commence in late May, 2000). The estimated cost of the DC 10-10 conversion has been increased from the previously reported $9.0 million based on the experience of an affiliate of the Managing General

General Partner which has recently converted a DC 10-10 to a freighter. The Partnership would need to increase its borrowing facility in order to have sufficient funds for the Kitty Hawk and Emery lease requirements. The Partnership has drawn all available funds under its $12.5 million borrowing facility and the principal balance at June 30, 1999 is $12.5 million. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. It is the intent of the General Partners to obtain financing utilizing the Kitty Hawk and Emery leases to fund the conversions to freighter configuration of the planes. However, if the Partnership is unable to secure additional borrowing capacity to fund these commitments the Partnership may elect to sell the DC 10-10 aircraft. Alternatively, the Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing or suspending distributions to partners.

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At June 30, 1999, the Partnership's unrestricted cash and cash equivalents of $3,358,000 were primarily invested such a fund. This amount was $495,000 more than the Partnership's unrestricted cash and equivalents at December 31, 1998 of $2,863,000. This increase in unrestricted cash was equal to the amount by which cash provided by operating activities and the proceeds from notes payable exceeded the combined total of the quarterly cash distributions paid to the partners and capitalized expenditures for aircraft during the six months ended June 30, 1999.

         At June 30, 1999 the Partnership was holding $364,000 in restricted cash, which was required as collateral, to obtain a letter of credit in connection with legal action against VASP. See Note 5 "Litigation."

         Rent and other receivables, net, decreased $26,000 from $491,000 at December 31, 1998 to $465,000 at June 30, 1999. This decrease resulted from the continued repayment of deferred rentals by Capital Cargo.

         TWA announced a wider than anticipated loss in the first quarter of 1999. While TWA has recently announced new labor agreements and has dramatically improved its service and upgraded its fleet, TWA's ongoing financial losses are of concern. A default or deferral of lease payments on the part of TWA or Falcon, or any other lessee, as well as the Partnership's ability to refinance and increase its borrowing facility, may affect quarterly distributions. TWA accounted for 18% of the Partnership's lease revenue during the first six months of 1999.

         Other assets decreased $17,000 from $811,000 at December 31, 1998 to $794,000 at June 30, 1999. This decrease was primarily due to a decrease in prepaid expenses.

         The payable to affiliates decreased $98,000 from $592,000 at December 31, 1998 to $494,000 at June 30, 1999, due to the payment of management fees in excess of management and release fees incurred for the six months ending June 30, 1999.

         Deferred rental income and deposits were $1,812,000 at June 30, 1999 as compared to $1,898,000 at December 31, 1998. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement, partially offset by an increase in the recognition of deferred rent related to the Capital Cargo lease.

         During the three months ended June 30, 1999, the Partnership paid cash distributions pertaining to the first quarter of $2,931,000. The quarterly distribution represented an annualized rate equal to 8.0% of contributed capital ($.40 per Unit). The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A similar distribution for the second quarter of 1999 was paid on July 27, 1999. The Partnership has utilized cash generated in prior periods to sustain the current distribution rate.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 99% of the cash distributions paid to the partners for the three months ended June 30, 1999 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 84% of the cash distributions paid to the partners from the inception of the Partnership through June 30, 1999 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         In February 1999, the Partnership consummated an agreement to increase the committed amount of the loan facility from $10 million to $12.5 million and the interest rate from 1% to 1.25% over prime. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. The Partnership has utilized the additional commitment amount to replenish working capital, which was drawn down to pay for the hushkit installed on the aircraft leased to Capital Cargo International Airlines, Inc. ("Capital Cargo"). This loan is due in December, 1999. If the Partnership is unable to renegotiate or refinance the loan it may need to reduce or suspend distributions.

         Continental Micronesia agreed to extend the lease of the DC10-10 for an additional fifteen months (through September 15, 1999) at a lease rate of $138,500 per month. Upon the expiration of the extended lease, the Partnership will convert the aircraft to a freighter pursuant to an aircraft modification agreement with a third party for ultimate delivery to Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed an 84-month lease, which provides for rents of $218,000 per month. The lease also provides a two-year renewal at a monthly lease rate of $200,000, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000 at September 30, 1998. The current work scope under the aircraft modification agreement requires the investment of approximately $11.8 million, subject to escalation, by the Partnership. The Partnership also estimates expending an additional $1.0 million to meet the lease delivery conditions under the lease with Emery.

         During first six months of 1999, the Partnership invested $826,000 in aircraft capitalized improvements, mainly related to the hushkit on the aircraft leased to Capital Cargo and the DC 10-10 aircraft conversion.

         In early 1998, Continental Airlines, Inc. ("Continental") returned one 727-200 ADV aircraft the lease of which expired January 31, 1998. The
Partnership and Continental continue discussing each party's obligation with respect to the return condition of the aircraft under the lease. This aircraft is currently on lease to TNT.

         The Partnership has entered into a lease with Kitty Hawk Aircargo, Inc. ("Kitty Hawk") for the lease of a Boeing 727-200 aircraft, formerly leased to Continental,. The lease requires the Partnership to hushkit and convert the aircraft to a freighter at an estimated cost of $5.0 million and provides for 84 months of rent at $112,700 per month. Kitty Hawk has provided a security deposit of $56,000.

         The Partnership has estimated commitments of $17.8 million in total (of this amount, $790,000 is on deposit with the DC 10-10 conversion facility, with the conversion currently scheduled to commence in late May, 2000). The estimated cost of the DC 10-10 conversion has been increased from the previously reported $9.0 million based on the experience of an affiliate of the Managing General Partner which has recently converted a DC 10-10 to a freighter. The Partnership would need to increase its borrowing facility in order to have sufficient funds for the Kitty Hawk and Emery lease requirements. The Partnership has drawn all available funds under its $12.5 million borrowing facility and the principal balance at June 30, 1999 is $12.5 million. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. It is the intent of the General Partners to obtain financing utilizing the Kitty Hawk and Emery leases to fund the conversions to freighter configuration of the planes. However, if the Partnership is unable to secure additional borrowing capacity to fund these commitments the Partnership may need to sell the DC 10-10 aircraft. Alternatively, the Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing or suspending distributions to partners.

Litigation
----------

         See Note 5 "Litigation" for an update on certain legal proceedings.

Results of Operations
---------------------

         The Partnership's net income was $41,000 and $346,000 for the quarter and six months ended June 30, 1999 (the "1999 Quarter" and "1999 Period"), respectively, as compared to $329,000 and $907,000 for the quarter and six months ended June 30, 1998 (the "1998 Quarter" and "1998 Period"), respectively.

         The Partnership's net income for the 1999 Period and 1999 Quarter decreased as compared to the 1998 Period and 1998 Quarter principally due to a decrease in rental, interest and other income, as well as an increase in interest and depreciation expense. This was partially offset by decreases in write-downs, direct lease and general and administrative expenses.

         Rental income decreased $189,000 or 3% in the 1999 Period as compared to the 1998 Period, principally due to decreases in the rental income attributable to the A-300 engines leased to VASP and the aircraft leased to Falcon. Also contributing to this decrease was the absence of amortization related to the L-1011 deferred income. These were partially offset by an increase in the rental income from the aircraft leased to Capital Cargo and the rental income from the aircraft leased to TNT, which was off-lease for most of the 1998 Period.

         Interest income decreased $6,000 and $32,000, or 15%, and 34%, respectively, for the 1999 Quarter and 1999 Period in comparison to the 1998
Quarter and 1998 Period, primarily due to the complete repayment, in 1998, of the advances due from lessees, resulting from their scheduled repayments.

         During the 1998 Period, the Partnership realized a gain of $116,000, which is included in Other Income, representing the difference between the book value of the Partnership's claim in the 1991 Continental bankruptcy and the amount realized.

         Depreciation and amortization expense increased $281,000 and $437,000, or 14%, and 11%, respectively, for the 1999 Quarter and 1999 Period in comparison to the 1998 Quarter and 1998 Period. This was due primarily to the depreciation associated with the TNT and Capital aircraft (including capitalized aircraft improvements made in 1999), as well as additional depreciation associated with the second engine leased to VASP.

         During the first quarter of 1998, the Partnership provided for a write-down aggregating $360,000 to recognize the impairment of the value of the L-1011 aircraft. No such amount was provided in the first quarter of 1999. Additionally, during the second quarter of 1998, the Partnership provided for a $20,000 write-down in connection with the sale of the JT8D-7B engine from the TNT Transport International B.V., Boeing 727-200 advanced aircraft.

         Interest expense for the 1999 Quarter and 1999 Period increased by $106,000 and $239,000 or 60%, and 82%, respectively, in comparison to the 1998 Quarter and 1998 Period due to an increases in the note balance and interest rate.

         General and administrative expenses decreased by $27,000 and $30,000 or 25%, and 17%, respectively, in the 1999 Quarter and 1999 Period. This decrease is primarily due to decreases in transfer agent fees and audit & tax fees, partially offset by an increase in legal fees.

         Direct lease expenses decreased by $27,000 and $42,000 or 36%, and 29%, respectively, in the 1999 Quarter and 1999 Period as compared to the 1998 Quarter and 1998 Period due primarily to decreases in maintenance and insurance expenses, partially offset by an increase in trustee fees.

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

         While the Partnership expects to have no interruption of its operations as a result of internal IT and non-IT systems, uncertainties remain about the affect of third party critical dependencies who may not be Year 2000 compliant.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings
         -----------------

         As a result of failed negotiations with VASP, the Partnership sued in the 19th Civil Court of the Central District of the City of Sao Paulo, Brazil in May to gain possession of the two CF6-50C2 engines that had been leased to VASP. The court ordered VASP to return the engines and VASP did take one engine out of service and is storing it in Sao Paulo. The second engine, which had been damaged, had been sent by VASP to an engine repair facility in Florida, where it had been stored. VASP appealed the court ruling and won a stay of the order. The Partnership has contested the stay and is awaiting a decision. As part of the Brazilian Court action, the Partnership posted a bank guarantee with the Court. To obtain the bank guarantee of 397,469.20 Brazilian reals (approximately $242,260 USD as of May 11, 1999), the Partnership was required to obtain a letter of credit, which the bank required, be collaterallized with $364,000 of restricted cash.

         The Partnership subsequently sued in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida to gain possession of the engine at the engine repair facility and for unpaid rents, maintenance reserves, engine repair costs and legal expenses. Through a court order, the Partnership gained possession of the second engine and has shipped it to an engine repair facility in California for a determination of the extent of the damage. On July 23, 1999 VASP filed an answer to the complaint, generally denying the allegations, and specifically alleging that Florida courts should not exercise jurisdiction because of the ongoing Brazilian litigation. Florida counsel has advised that a trial date against VASP cannot be requested until August 12, 1999.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None

                  27. Financial Data Schedule (in electronic format only).

         (b) The Partnership did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1999.

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

                                Pegasus Aircraft Partners II, L.P.
                                (Registrant)

                                By:    Air Transport Leasing, Inc.
                                       Administrative General Partner

Date:  August 11, 1999          By:    /s/ CARMINE FUSCO
                                       -----------------
                                       Carmine Fusco
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial and Accounting Officer