Form 10-Q
period 1999-09-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 1999-11-12
CIK 849870

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                              --------------------------------------------------

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

                       This document consists of 21 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1999



                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Balance Sheets - September 30, 1999 and December 31, 1998     3

                 Statements of Income for the three months
                 ended September 30, 1999 and 1998                             4

                 Statements of Income for the nine months
                 ended September 30, 1999 and 1998                             5

                 Statements of Partners' Equity for the nine months
                 ended September 30, 1999 and 1998                             6

                 Statements of Cash Flows for the nine months
                 ended September 30, 1999 and 1998                             7

                 Notes to Financial Statements                                 8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                13


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            19

         Item 6. Exhibits and Reports on Form 8-K                             19

         Signature                                                            20

                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.   Financial Statements
          --------------------


                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

           BALANCE SHEETS -- SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
           ----------------------------------------------------------
                                   (unaudited)


                                                       1999         1998
                                                       ----         ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------

   Cash and cash equivalents                         $  3,111     $  2,863
   Restricted cash                                        368         --
   Rent and other receivables, net                        456          491
   Aircraft, net (Notes 2, 4 and 6)                    44,659       47,258
   Other assets                                           814          811
                                                     --------     --------
           Total Assets                              $ 49,408     $ 51,423
                                                     ========     ========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

LIABILITIES:
   Accrued interest payable                          $     99     $   --
   Accounts payable and accrued expenses                  116          106
   Payable to affiliates (Note 3)                         740          592
   Deferred rental income and deposits                  1,917        1,898
   Maintenance reserves payable                         2,089        1,696
   Distributions payable to partners                    2,931        2,931
   Notes payable (Note 4)                              15,310       10,000
                                                     --------     --------
           Total Liabilities                           23,202       17,223
                                                     --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

PARTNERS' EQUITY:
   General Partners                                      (776)        (868)
   Limited Partners (7,255,000 units issued
     and outstanding)                                  26,982       35,068
                                                     --------     --------
         Total Partners' Equity                        26,206       34,200
                                                     --------     --------
           Total Liabilities and Partners' Equity    $ 49,408     $ 51,423
                                                     ========     ========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------
                              STATEMENTS OF INCOME
                              --------------------
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             ------------------------------------------------------
                                   (unaudited)



                                                          1999          1998
                                                          ----          ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
    Rentals from operating leases                      $    2,873     $    3,225
    Interest                                                   22             49
    Other income                                             --               13
    Gain on sale of engines and equipment                     173            241
                                                       ----------     ----------
                                                            3,068          3,528
                                                       ----------     ----------

EXPENSES:
    Depreciation and amortization                           1,933          2,106
    Write-downs                                              --               97
    Management and re-lease fees (Note 3)                     246            274
    Interest                                                  294            240
    General and administrative                                 79             65
    Direct lease                                               62             76
                                                       ----------     ----------
                                                            2,614          2,858
                                                       ----------     ----------

NET INCOME                                             $      454     $      670
                                                       ==========     ==========

NET INCOME ALLOCATED:
    To the General Partners                            $      177     $      245
    To the Limited Partners                                   277            425
                                                       ----------     ----------
                                                       $      454     $      670
                                                       ==========     ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                   $     0.04     $     0.06
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF
    LIMITED PARTNERSHIP UNITS
      ISSUED AND OUTSTANDING                            7,255,000      7,255,000
                                                       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              -----------------------------------------------------
                                   (unaudited)


                                                          1999           1998
                                                          ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUE:
    Rentals from operating leases                      $    8,909     $    9,449
    Interest                                                   85            145
    Other income                                             --              134
    Gain on sale of engines and equipment                     173            241
                                                       ----------     ----------
                                                            9,167          9,969
                                                       ----------     ----------

EXPENSES:
    Depreciation and amortization                           6,416          6,152
    Write-downs                                              --              477
    Management and re-lease fees (Note 3)                     730            763
    Interest                                                  826            533
    General and administrative                                228            244
    Direct lease                                              167            223
                                                       ----------     ----------
                                                            8,367          8,392
                                                       ----------     ----------

NET INCOME                                             $      800     $    1,577
                                                       ==========     ==========

NET INCOME ALLOCATED:
    To the General Partners                            $      180     $      254
    To the Limited Partners                                   620          1,323
                                                       ----------     ----------
                                                       $      800     $    1,577
                                                       ==========     ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                                   $     0.09     $     0.18
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF
    LIMITED PARTNERSHIP UNITS
      ISSUED AND OUTSTANDING                            7,255,000      7,255,000
                                                       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              -----------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                        (in thousands)

Balance, January 1, 1999                       $   (868)   $ 35,068    $ 34,200

   Net income                                       180         620         800

   Distributions to partners declared               (88)     (8,706)     (8,794)
                                               --------    --------    --------

Balance, September 30, 1999                    $   (776)   $ 26,982    $ 26,206
                                               ========    ========    ========



Balance, January 1, 1998                       $ (1,008)   $ 45,078    $ 44,070

   Net income                                       254       1,323       1,577

   Distributions to partners declared               (88)     (8,706)     (8,794)
                                               --------    --------    --------

Balance, September 30, 1998                    $   (842)   $ 37,695    $ 36,853
                                               ========    ========    ========



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              -----------------------------------------------------
                                   (unaudited)
                                                              1999        1998
                                                              ----        ----
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   800     $ 1,577
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Gain on sale of engines and equipment                     (173)       (254)
     Depreciation and amortization                            6,416       6,152
     Write-downs                                               --           477
     Change in assets and liabilities:
       Rent and other receivables                                35        (232)
       Other assets                                              (3)         (1)
       Accounts payable and accrued expenses                     10          11
       Payable to affiliates                                    148         401
       Accrued interest payable                                  99          79
       Deferred rental income and deposits                       19        (223)
       Maintenance reserves payable                             393         908
                                                            -------     -------
         Net cash provided by operating activities            7,744       8,895
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit for aircraft modifications                          --          (790)
   Capitalized aircraft improvements                         (3,903)     (7,012)
   Proceeds from the sale of engines and equipment              259       1,553
   Repayment of advances by lessees                            --           227
   Increase in restricted cash                                 (368)       --
                                                            -------     -------
         Net cash used in investing activities               (4,012)     (6,022)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                 5,310       5,249
   Cash distributions paid to partners                       (8,794)     (8,823)
                                                            -------     -------
         Net cash used in financing activities               (3,484)     (3,574)
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             248        (701)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                     2,863       5,705
                                                            -------     -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                         $ 3,111     $ 5,004
                                                            =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                            $   720     $   447
                                                            =======     =======

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 1999
                               ------------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.       Aircraft

         The Partnership's net investment in aircraft as of September 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                         1999        1998
                                                         ----        ----

         Aircraft on operating leases, at cost         $106,521    $110,149
         Less:  Accumulated depreciation                (65,043)    (62,050)
                 Write-downs                             (7,960)     (8,058)
                                                       --------    --------
                                                       $ 33,518    $ 40,041
                                                       --------    --------

         Aircraft held for lease, at cost              $ 54,190    $ 46,744
         Less:   Accumulated depreciation               (22,517)    (19,093)
                 Write-downs                            (10,417)    (10,319)
                 Lease Settlement accounted
                   for under the cost recovery method   (10,115)    (10,115)
                                                       --------    --------
                                                         11,141       7,217
                                                       --------    --------
         Aircraft, net                                 $ 44,659    $ 47,258
                                                       ========    ========

Airbus A-300 Aircraft. In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of its General Electric CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus maintenance reserves of $225 per engine hour (subject to adjustment depending on the hour/cycle ratio). The Partnership and VASP extended the lease first to December 1998 and then to June 1999. In December 1998, the Partnership and VASP entered into an agreement for the lease of the second engine from the A-300 aircraft, the terms of which are the same as the first engine lease. Both engine leases expired in June 1999.

         Due to arrearages in rent and maintenance reserve payments, VASP was placed on non-accrual status as of January 1, 1999. VASP made one payment of $134,635 in the first quarter of 1999. At September 30, 1999, VASP was in arrears with respect to scheduled rent payments and with respect to maintenance reserve payments through June 23, 1999 for one engine and September 3, 1999 for the second engine, the dates the respective engines were returned. Of these amounts, the Partnership has a receivable for $233,000 of past due rent, is holding a $400,000 security deposit from VASP and has received $614,000 of maintenance reserve payments on the first engine.

         After being unable to come to an agreement with VASP with respect to a plan for curing the arrearages, the Partnership filed a lawsuit in Brazil to recover the equipment from VASP. An additional suit was filed in a Florida Court to recover the first engine (which was being stored at a Miami based engine facility) and to recover amounts owed for both engines. As a result of court orders in Brazil and Florida, the Partnership has regained possession of both engines. A trial date has been set for December 27, 1999 in the Florida court action. VASP is resisting pre-trial discovery in Florida and is seeking, instead, to have the Florida case transferred to Brazil. (see Note 5, "Litigation", for further discussion).

         The Partnership is exploring remarketing options for these engines and the possible sale of the airframe, which is being stored in Arizona. However, there can be no assurance as to the ability to do so, the time it would take and the lease rate or sales price that might be achieved.

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

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. At September 30, 1999, Falcon was in arrears to the Partnership, with respect to scheduled rent payments, of $570,000 and $215,000 in arrears with respect to maintenance reserve payments. Of these amounts, the Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon.

         Kitty Hawk Air Cargo,  Inc.  The Boeing  727-200  aircraft  returned by
Continental Airlines in July 1999 is being converted to a freighter and hushkitted to achieve Stage III noise compliance. It is anticipated that the aircraft will be delivered to Kitty Hawk in late October. The Partnership has swapped the three JT8D-15 engines that were returned with the aircraft for three

JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative value of the engines as determined by a third party appraiser. Of this amount, $173,000 was booked as a gain on the sale of engines and equipment in the third quarter of 1999. (See Note 6, "Commitments")

         Continental Airlines, Inc. The extended lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions is being done at Continental's expense at a maintenance facility. Continental will continue to pay rent until the aircraft achieves the lease requirements for its return. After its return, the aircraft will be stored until May, 2000 at which time it will enter a modification facility to be converted to a freighter for Emery Worldwide Airlines, Inc. (See Note 6, "Commitments")

         Aeromexico. The lease for one of the two DC-9's leased to Aeromexico expires in early November, 1999 and the lease for the second aircraft expires in February, 2000. The Partnership is in negotiations with Aeromexico on the extension of both leases and it is anticipated Aeromexico will continue to pay on a month-to-month basis until the negotiations are completed.

         Lockheed L-1011 aircraft. The Partnership continues to market the aircraft for lease or sale.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $42,000 and $131,000 of base management fees during the three and nine months ended September 30, 1999, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $117,000 and $344,000 of incentive management fees during the three and nine months ended September 30, 1999, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $87,000 and $255,000 of re-lease fees during the three and nine months ended September 30, 1999, respectively.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three and nine months ended September 30, 1999 payable to the Administrative General Partner.

         During the nine months ended September 30, 1999 the Partnership paid $85,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. The Partnership also paid $486,000 for aircraft parts to a company which is owned by the President and Director of the Managing General Partner.

         The Partnership has swapped the three JT8D-15 engines that were returned with the Boeing 727-200 aircraft returned by Continental for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative value of the engines as determined by a third party appraiser.

4.       Notes Payable

         The Partnership increased its loan facility from $12.5 million to $19 million and the interest rate was increased from 125 basis points over the bank's prime rate to 150 basis points over the bank's prime rate. The interest rate at September 30, 1999 was 9.75%. The increase is primarily for the funding of the conversion of the Boeing 727 to a freighter for Kitty Hawk. On October 29, 1999, the Partnership borrowed $1.22 million of the increased commitment amount. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. This loan is due in December, 1999. the Partnership is in discussions with a different lender to replace the current facility and increase the size of the facility (see Note 6 "Commitments" below). if unable to renegotiate the term or refinance the loan, the Partnership may need to reduce or suspend distributions.

5.       Litigation

         As previously reported, the Partnership had filed suit in Brazil for possession of the two GE CF6-50C2 engines it had leased to VASP. It also filed suit in Miami-Dade County, Florida for possession of the one engine being stored in Florida, as well as for unpaid rents, maintenance reserves, engine repair costs and legal expenses. Through court orders in Florida and Brazil, the Partnership has regained the possession of both engines. The engine stored in Florida was damaged during its operation by VASP and is being inspected by an aircraft engine repair facility to determine the extent of the necessary repairs. The second engine, which had been stored in Brazil, is being remarketed. A trial date has been set for December 27, 1999 in the Florida court action. VASP is resisting pre-trial discovery in Florida and is seeking, instead, to have the Florida case transferred to Brazil.

         As part of the Brazilian Court action, the Partnership posted a bank guarantee with the Court. To obtain the bank guarantee of 397,469.20 Brazilian reals (approximately $242,260 USD as of May 11, 1999), the Partnership was required to obtain a letter of credit, which the bank required, be collateralized with $364,000 of restricted cash. The current balance at September 30, 1999, including accrued interest, was $368,000 and is shown as restricted cash on the Balance Sheet.

6. Commitments

         The extended lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions is being done at Continental's expense at a maintenance facility. Continental will continue to pay rent until the aircraft achieves the lease requirements for its return. After its return, the aircraft will be stored until May, 2000 at which time it will enter a modification facility to be converted to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The work scope under the aircraft modification agreement requires the investment of approximately $11.8 million, subject to price escalation. The Partnership estimates expending an additional $1.0 million to meet the delivery conditions under the lease with Emery. The Partnership and Emery have signed an agreement, which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000.

         The Boeing 727-200 aircraft recently returned by Continental Airlines is being converted to a freighter and hushkitted to achieve Stage III noise compliance. It is anticipated that the aircraft will be delivered to Kitty Hawk in mid November, 1999 for a lease with Kitty Hawk Air Cargo, Inc. The Partnership has swapped the three JT8D-15 engines that were returned with the aircraft for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative value of the engines as determined by a third party appraiser.

         The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are to be paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below 1.5 to 1. The cargo conversion and hushkitting is estimated to cost approximately $5.0 million. Kitty Hawk has provided a security deposit of $225,400.

         The Partnership has estimated commitments of $17.8 million in total (of this amount, $790,000 is on deposit with the DC 10-10 conversion facility, with the conversion currently scheduled to commence in late May, 2000). The estimated cost of the DC 10-10 conversion has been increased to $11.8 million from the previously reported $9.0 million based on the experience of an affiliate of the Managing General Partner which has recently converted a DC 10-10 to a freighter with the same third party provider. In September, 1999, the Partnership increased its line of credit from $12.5 million to $19 million. The Partnership made a draw under its borrowing facility and the principal balance at September 30, 1999 was $15.3 million. On October 29, 1999, the Partnership borrowed $1.22 million of the increased commitment amount. The principal is due under the facility in December, 1999. The Partnership is in discussions with a new lender which would replace the existing lender and would result in an increase to its borrowing facility providing sufficient funds for the Emery lease requirements.

          The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. It is the intent of the General Partners to obtain financing to fund the conversion to freighter configuration of the plane and to replace the existing lender. However, if the

Partnership is unable to secure additional borrowing capacity to fund these commitments the Partnership may elect to sell the DC 10-10 aircraft. Alternatively, the Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing or suspending distributions to partners.




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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At September 30, 1999, the Partnership's unrestricted cash and cash equivalents of $3,111,000 were primarily invested in such a fund. This amount was $248,000 more than the Partnership's unrestricted cash and equivalents at December 31, 1998 of $2,863,000. This increase in unrestricted cash was equal to the amount by which cash provided by operating activities and the proceeds from notes payable and the sale of engines and equipment exceeded the combined total of the quarterly cash distributions paid to the partners and capitalized expenditures for aircraft during the nine months ended September 30, 1999.

         At  September  30,  1999  the  Partnership  was  holding   $368,000  in
restricted cash, which was required as collateral, to obtain a letter of credit in connection with legal action against VASP. See Note 5 "Litigation."

         Maintenance reserves payable increased by $393,000 from $1,696,000 at December 31, 1998 to $2,089,000 at September 30, 1999, respectively, due to increases in maintenance reserve payments received from Capital Cargo, Falcon and VASP.

         Accrued interest payable increased by $99,000 from December 31, 1998 to September 30, 1999, due to interest accrued but not yet paid on the $15.3 million note payable.

         Rent and other receivables, net, decreased $35,000 from $491,000 at December 31, 1998 to $456,000 at September 30, 1999. This decrease resulted from payments of deferred rentals by Capital Cargo.

         TWA announced a loss in the third quarter of 1999. While TWA has recently ratified a major labor agreement and has improved its service and upgraded its fleet, TWA's ongoing financial losses are of concern. A default or deferral of lease payments on the part of TWA, or by Falcon, or any other lessee, may affect quarterly distributions. TWA accounted for 19% of the Partnership's lease revenue during the first nine months of 1999.

         The payable to affiliates increased $148,000 from $592,000 at December 31, 1998 to $740,000 at September 30, 1999, due to management and release fees being incurred in excess of management fee payments for the nine months ending September 30, 1999.

         Deferred rental income and deposits were $1,917,000 at September 30, 1999 as compared to $1,898,000 at December 31, 1998. The increase was primarily attributable to the receipt of an additional deposit from Kitty Hawk Air Cargo, Inc., partially offset by the recognition of amounts previously received in connection with the A-300 Lease Settlement.

         During the three months ended September 30, 1999, the Partnership paid cash distributions pertaining to the second quarter of $2,931,000. The quarterly distribution represented an annualized rate equal to 8.0% of contributed capital ($.40 per Unit). The amount of each distribution will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A similar distribution for the third quarter of 1999 was paid on October 27, 1999. The Partnership has utilized cash generated in prior periods to sustain the current distribution rate.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 84% of the cash distributions paid to the partners for the three months ended September 30, 1999 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 84% of the cash distributions paid to the partners from the inception of the Partnership through September 30, 1999 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The Partnership increased its loan facility from $12.5 million to $19 million and the interest rate was increased from 125 basis points over the bank's prime rate to 150 basis points over the prime rate. The increase is primarily for the funding of the conversion of the Boeing 727 to a freighter for Kitty Hawk. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. This loan is due in December, 1999. the Partnership is in discussions with a different lender to replace the current facility and increase the size of the facility (see Note 6 "Commitments" above). if unable to renegotiate the term or refinance the loan, the Partnership may need to reduce or suspend distributions.

         During the first nine months of 1999, the Partnership invested $3,903,000 in aircraft capitalized improvements, mainly related to the Boeing 727-200 and DC 10-10 aircraft conversions and the hushkit of the aircraft leased to Capital Cargo.

         In early 1998, Continental Airlines, Inc. ("Continental") returned one 727-200 ADV aircraft the lease of which expired January 31, 1998. The
Partnership and Continental continue discussing each party's obligation with respect to the return condition of the aircraft under the lease. This aircraft is currently on lease to TNT.

         A second Boeing 727-200 aircraft recently returned by Continental Airlines is being converted to a freighter and hushkitted to achieve Stage III noise compliance. It is anticipated that the aircraft will be delivered to Kitty Hawk in November, 1999. The Partnership has swapped the three JT8D-15 engines that were returned with the aircraft for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative value of the engines as determined by a third party appraiser. The $259,000 was booked as a gain of $173,000 on the sale of engines and equipment and a decrease of $86,000 in capital investments in the third quarter of 1999.

         The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are to be paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below 1.5 to 1. The cargo conversion and hushkitting is estimated to cost approximately $5.0 million. Kitty Hawk has provided a security deposit of $225,400.

         The Partnership has estimated commitments of $17.8 million in total (of this amount, $790,000 is on deposit with the DC 10-10 conversion facility, with the conversion currently scheduled to commence in late May, 2000). The estimated cost of the DC 10-10 conversion has been increased from the previously reported $9.0 million based on the experience of an affiliate of the Managing General Partner which has recently converted a DC 10-10 to a freighter. In September, 1999, the Partnership increased its line of credit from $12.5 million to $19 million. The Partnership has drawn some of the available funds under its $19 million borrowing facility and the principal balance at September 30, 1999 is $15.3 million. The Partnership would need to increase its borrowing facility in order to have sufficient funds for the Emery lease requirements. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. It is the intent of the General Partners to obtain financing utilizing the Emery lease to fund the conversion to freighter configuration of the plane. However, if the Partnership is unable to secure additional borrowing capacity to fund these commitments the Partnership may elect to sell the DC 10-10 aircraft. Alternatively, the Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing or suspending distributions to partners.


Litigation
----------

         See Note 5 "Litigation" for an update on certain legal proceedings.

Results of Operations
---------------------

         The Partnership's net income was $454,000 and $800,000 for the quarter and nine months ended September 30, 1999 (the "1999 Quarter" and "1999 Period"), respectively, as compared to $670,000 and $1,577,000 for the quarter and nine months ended September 30, 1998 (the "1998 Quarter" and "1998 Period"), respectively.

         The Partnership's net income for the 1999 Period decreased as compared to the 1998 Period principally due to a decrease in rental and interest income and a decreased gain on the sale of engines and equipment, as well as an increase in interest expense. This was partially offset by decreases in write-downs and management and re-lease fees. Depreciation expense increased in the 1999 Period compared to the 1998 Period but decreased in the 1999 Quarter compared to the 1998 Quarter.

         Rental income decreased $540,000 or 6% in the 1999 Period as compared to the 1998 Period, principally due to decreases in the rental income attributable to the A-300 engines leased to VASP and the decrease in rental income related to the Boeing 727 aircraft which is being converted to a freighter. Also contributing to this decrease was the absence of income related to the L-1011 deferred income amortization. These were partially offset by an increase in the rental income from the aircraft leased to Capital Cargo and the rental income from the aircraft leased to TNT, which was off-lease for most of the 1998 Period.

         Interest income decreased $27,000 and $60,000, or 55%, and 41%, respectively, for the 1999 Quarter and 1999 Period in comparison to the 1998 Quarter and 1998 Period. The decrease in the 1999 Period was primarily due to the complete repayment, in 1998, of the advances due from lessees, resulting from their scheduled repayments. The decrease in the 1999 Quarter was the result of lower interest income on cash balances.

         During the 1998 Period, the Partnership realized a gain of $116,000, which is included in Other Income, representing the difference between the book value of the Partnership's claim in the 1991 Continental bankruptcy and the amount realized. Also during 1998, the Partnership realized a gain of $241,000, on the sale of an engine that had been dismantled and stored, since the return of the Boeing 727-200 aircraft by Kiwi in 1996. During the 1999 Period, the Partnership swapped the three JT8D-15 engines that were returned with the Boeing 727-200 aircraft recently returned by Continental Airlines for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership realized a gain of $173,000 related to the swap in the 1999 Quarter.

         Depreciation and amortization expense increased $264,000, or 4%, in the 1999 Period in comparison to the 1998 Period. This was due primarily to the depreciation associated with the TNT and Capital aircraft (including capitalized aircraft improvements made in 1999), as well as additional depreciation associated with the second engine leased to VASP. Partially offsetting this increase was a decrease in depreciation related to the Boeing 727-200 aircraft returned by Continental Airlines, currently undergoing a cargo conversion. Depreciation and amortization expense decreased $173,000, or 8% in the 1999 Quarter compared to the 1998 Quarter. This was due primarily to the depreciation associated with the Continental 727-200 aircraft returned by Continental.

         During the first quarter of 1998, the Partnership provided for a write-down aggregating $360,000 relating to the value of the L-1011 aircraft. Additionally, during the second quarter of 1998, the Partnership provided for a $20,000 write-down in connection with the sale of a JT8D-15 engine from the

Boeing 727-200 advanced aircraft leased to TNT Transport International B.V. ("TNT"). During the third quarter of 1998, the Partnership provided for a $40,000 write-down in connection with the sale of two JT8D-15 engines. Also during the third quarter of 1998, due to the conversion of an aircraft to a freighter, the Partnership wrote-off the remaining net book value of the interior, determined through a third party appraisal, which resulted in a write-down of $57,000. There have been no write-downs during 1999.

         Management and re-lease fees payable to the General Partners for the 1999 Quarter and 1999 Period decreased $28,000 and $33,000, or 10% and 4%, respectively, in comparison to the 1998 Period and 1998 Quarter, which was attributable to lower rental revenue in the 1999 Period and Quarter, which serves as the basis for certain fees.

         Interest expense for the 1999 Quarter and 1999 Period increased by $54,000 and $293,000 or 23%, and 55%, respectively, in comparison to the 1998 Quarter and 1998 Period due to an increase in the note payable balance and interest rate.

         Direct lease expenses decreased by $14,000 and $56,000 or 18%, and 25%, respectively, in the 1999 Quarter and 1999 Period as compared to the 1998 Quarter and 1998 Period due primarily to decreases in maintenance and insurance expenses, partially offset by an increase in LOC and trustee fees.

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

         The Partnership does not own its own software, but is reliant upon software owned by the General Partners or third party vendors. The General Partners and the third party vendors are currently Year 2000 compliant.

         The plan for addressing the third party critical dependencies includes: identification of third party critical dependencies including lessees and financial institutions; circulation to all applicable third parties of a written request for their plans and progress in addressing the Year 2000 issue; evaluation of responses; and development of contingency plans to address risks of non-compliance by third parties. The Partnership has completed the identification of critical dependencies and the circulation for requests for Year 2000 compliance status and the receipt of responses. The costs to the Partnership associated with addressing the Year 2000 issue, including developing and implementing the stated plan will be nominal.

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

         While the General Partners believe it is remote, a possible scenario would be that a number of lessees are unable to operate and generate revenues and as a result are unable to make lease payments. The Partnership is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Partnership would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Partnership would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be re-leased at favorable terms or at all, or their re-lease is delayed, the Partnership's business, financial condition and results of operations would be adversely affected.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings
         -----------------

         As previously reported, the Partnership had filed suit in Brazil for possession of the two GE CF6-50C2 engines it had leased to VASP. It also filed suit in Miami-Dade County, Florida for possession of the one engine being stored in Florida, as well as for unpaid rents, maintenance reserves, engine repair costs and legal expenses. Through court orders in Florida and Brazil, the partnership has regained the possession of both engines. The engine stored in Florida was damaged during its operation by VASP and is being inspected by an aircraft engine repair facility to determine the extent of necessary repairs. The second engine, which had been stored in Brazil, is being remarketed. A trial date has been set for December 27, 1999 in the Florida court action. VASP is resisting pre-trial discovery there and is seeking, instead, to have the Florida case transferred to Brazil.

         As part of the Brazilian Court action, the Partnership posted a bank guarantee with the Court. To obtain the bank guarantee of 397,469.20 Brazilian reals (approximately $242,260 USD as of May 11, 1999), the Partnership was required to obtain a letter of credit, which the bank required be collateralized with $364,000 of restricted cash. The current balance at September 30, 1999, including accrued interest, was $368,000 and is shown as restricted cash on the Balance Sheet.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None

                  27. Financial Data Schedule (in electronic format only).

         (b) The Partnership filed a Form 8-K on October 5, 1999. The Partnership increased its line of credit as discussed in Note 4 of the Notes to Financial Statements.

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

                                Pegasus Aircraft Partners II, L.P.
                                (Registrant)

                                By:    Air Transport Leasing, Inc.
                                       Administrative General Partner

Date:  November 10, 1999        By:    /s/ CARMINE FUSCO
                                       -----------------
                                       Carmine Fusco
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial and Accounting Officer