Form 10-K405
period 1999-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2000-03-30
CIK 849870

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1999
                          ------------------------------------------------------

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

                       This document consists of 47 pages.

                       Pegasus Aircraft Partners II, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1999

                                Table of Contents

                                                                           Page
                                                                           ----
PART I
------

Item 1    Business...........................................................3
Item 2    Properties.........................................................8
Item 3    Legal Proceedings..................................................8
Item 4    Submission of Matters to a Vote of Unit Holders....................8

PART II
-------

Item 5    Market for Registrant's Common Partnership Capital and Related
            Unitholder Matters...............................................9
Item 6    Selected Financial Data...........................................10
Item 7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................10
Item 8    Financial Statements..............................................15
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................33

PART III
--------

Item 10   Directors and Executive Officers of the Registrant................34
Item 11   Executive Compensation............................................35
Item 12   Security Ownership of Certain Beneficial Owners and Management....36
Item 13   Certain Relationships and Related Transactions....................37

PART IV
-------

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...38

                                     PART I

ITEM 1.       BUSINESS

General

         Pegasus Aircraft Partners II, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on April 26, 1989. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly owned subsidiary of Pegasus Capital Corporation, and Air Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly owned subsidiary of Paine Webber Group, Inc. (collectively, the "General Partners").

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

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership had the right, subject to certain conditions, to reinvest the proceeds from sales of aircraft occurring prior to August 21, 1998. The net proceeds of any future sales of aircraft will be utilized to retire debt with the remainder utilized for working capital purposes.

Outlook for the Airline and Aircraft Leasing Industries

         Although not a record year, the US airline industry had a profitable year in 1999 that continued the industry's sustained trend of profitability. The industry also accepted delivery of a record number of new aircraft which also put pressure on profitability.

         Fuel prices have continued to rise during 1999 and early 2000. If fuel prices were to continue to rise to significantly higher levels, cost pressures could adversely affect airline financial performance, particularly those airlines already experiencing cash flow difficulties. Historically, periods of extraordinary energy cost increases have corresponded with general economic slowdown and/or price inflation, which could have a further adverse affect on air travel and airline performance.

         Due to concern regarding potential inflation, the US Federal Reserve Board has recently increased its key lending rate on a number of occasions in an attempt to moderate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate increases, however, a significant economic slowdown could have an adverse affect on air travel and airline performance.

         The supply of newer aircraft has led to further retirements of older aircraft, such as those owned by the Partnership. The full implementation of Stage III noise standards by year-end 1999 also led to additional older Stage II aircraft being retired. The industry's results historically have been highly correlated to general economic activity.

         Trans World Airlines, Inc. ("TWA") which accounted for 19% of the Partnership's revenues in 1999, announced its eleventh consecutive unprofitable year. While TWA is replacing older aircraft with newer, more fuel-efficient aircraft, its inability to achieve sustained profitability is of concern.

         The General Partners believe that installing hushkits to achieve Stage III noise compliance and the conversion of three Boeing 727-200 aircraft to freighters has improved marketability of the Partnership's portfolio. Passenger aircraft and freighter aircraft leasing continues to be a highly competitive business and the Partnership's lessees also continue to face significant challenges.

Aircraft Portfolio

         Immediately below is a table which shows the December 31, 1999 appraised value of the Partnership's aircraft to be approximately $76.5 million, or approximately 48% of the original acquisition cost (excluding acquisition-related fees) plus related capital expenditures. Based in part on these appraised values, the Partnership's net asset value at December 31, 1999 was equal to $5.87 per Unit. The net asset value was calculated assuming additional expenditures of $11.8 million for the DC 10-10 freighter conversion. The book value of $4.4 million, net of maintenance reserves, for the A-300 aircraft was used in lieu of the appraised value and $1.7 million for the L-1011, based on a prior offer. It should be noted that these are only estimates of values as of that date, and not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of nor does this represent the values that may be realized upon the disposition of a Unit.

         The following table describes the Partnership's aircraft portfolio at December 31, 1999:



                                                         Dec.      Current                                   Cumu-       Cumu-
                                   Owner-     Acqui-     1999       Lease     Original      Noise            lative      lative
   Current          Aircraft        ship      sition   Appraised Expiration   Delivery    Abatement          Flight      Flight
   Lessee             Type        Interest   Costs(1)  Value(2)   Date (3)      Date     Compliance          Hours(4)    Cycles(4)
   ------             ----        --------   --------  --------   --------      ----     ----------          --------    ---------
                                                          (in millions)


Aerovias de
Mexico, S.A.     McDonnell
de C.V.          Douglas DC-9-31     100%       $ 8.9     $ 2.8    02/6/00      1970      Stage  II          66,683      62,740

Aerovias de
Mexico, S.A.     McDonnell
de C.V.          Douglas DC-9-31     100          8.9       2.8    02/25/00     1971      Stage  II          72,412      68,300

Kitty Hawk       Boeing 727-200
Aircargo, Inc    Freighter           100          9.2       8.5    12/6/06      1973      Stage  III (8)     75,710      52,256

TNT Transport    Boeing 727-200
Intl.  B.V.      Freighter           100          8.5       6.7    06/22/02     1973      Stage III (8)      73,047      51,734

(7)              McDonnell
                 Douglas DC10-10     100         18.7      15.4    (7)          1973      Stage III          83,838      30,433

(6)              Airbus Industrie
                 A300-B4-103         100         27.1       4.4    (6)          1979      Stage III          46,226      19,527

Falcon Air       Boeing 727-200
Express Inc.     Non-Advanced (8)    100         11.5       4.8    03/01/02     1970      Stage III (8)      77,340      56,910

Capital Cargo    Boeing 727-200
International    Freighter (8)       100         17.2      10.1    07/25/05     1973      Stage III (8)      61,314      32,107
Airlines Inc.

Trans World      McDonnell
Airlines.        Douglas MD-82       100         21.0      14.3    11/01/04     1983      Stage III          50,915      26,004

(9)              Lockheed
                 L-1011              100         17.7       1.7    (9)          1974      Stage III          61,209      22,907

USAirways        McDonnell
Group, Inc.      Douglas MD-81        50(5)      10.0       5.0     06/01/01    1982      Stage III          48,877      42,841
                                               ------     -----
                                               $158.7     $76.5
                                               ======     =====

Notes: (1) Acquisition  costs do not include  related  acquisition  fees of $3.0 million paid to the General Partners. The cost amounts shown include aggregate capital expenditures, net of retirements, incurred from 1993 to 1999 of $21 million. This $21 million does not include the $12.6 million in freighter conversion costs scheduled for the second and third quarters of 2000. The total cost amount is net of the application of maintenance reserves of approximately $2.2 million.

       (2) The December 1999 appraised values were determined by an independent aircraft appraisal firm. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease, generally assuming half time condition. The appraiser also assumes that achieving fair market value may require 12 to 18 months of exposure to prospective buyers. It should be noted that appraisals are only estimates of value and should not be relied on as measures of immediately realizable value. A discount rate of 10% was utilized and inflation was assumed to be 2.5%. The appraised value of the McDonnell Douglas DC 10-10 aircraft assumes it is in a freighter configuration and includes the present value of the Emery lease. See Footnotes 6 and 9 for a discussion of the A-300 and L-1011 values.

       (3) Lease expiration dates do not include renewal options unless already exercised. Discussions with Aeromexico regarding lease extensions are in progress.

       (4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 1999, with the exception of the McDonnell Douglas MD-81 leased to USAirways Group, Inc., which is as of January 6, 2000 and the Boeing 727-200 leased to Kitty Hawk Aircargo, Inc., which is as of February 25, 2000.

       (5) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership.

       (6) Aircraft off lease at December 31, 1999. The CF6-50C2 engines from this aircraft, were on short-term leases to Viacao Aerea Sao Paulo S.A. The value shown represents the book value of the aircraft and engines, net of maintenance reserves. The appraisal for an airframe in need of a heavy maintenance check and engines in halftime condition was $5.9 million.

       (7) The extended lease with Continental expired on December 16, 1999. The Partnership will convert the McDonnell Douglas DC 10-10 aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines, Inc. ("Emery"). Conversion work is expected to commence in June 2000 and take approximately 6 months. Appraisal assumed the plane was converted to a freighter, the Emery lease and the residual value at the end of the lease.

       (8) Federal Express hushkit installed.

       (9) Lease terminated and aircraft returned in October 1996. TWA prepaid the lease, on a discounted basis and paid the Partnership $3,000,000 in lieu of meeting certain lease return conditions. The aircraft value shown is based upon a purchase offer received in the fourth quarter of 1998, which was not finalized.

         A description of the principal financial terms of the leases is described in Item 8, which is incorporated herein by reference.

Significant Lessees

         The Partnership leased its aircraft to eight different airlines (and leased engines separately to another) during 1999. Revenue from each of the airlines which accounted for 10% or greater of the total rental revenue of the Partnership during 1999 are as follows:

                                                                   Percentage of
                                                                       Total
          Airline                                                 Rental Revenue
          -------                                                 --------------

Continental Airlines, Inc.(2)                                          20%(1)
Trans World Airlines, Inc.                                             19%
Aerovias de Mexico S.A. de C.V.                                        15%
Capital Cargo International Airlines, Inc.                             14%
TNT Transport International B.V.                                       13%
USAirways Group Inc.                                                   10%

         (1) Includes the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

         (2) Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

Safety Requirements and Aircraft Aging

         In addition to registration, the FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, general operating and flight rules (including limits on arrivals and departures), noise levels, certification of personnel and record keeping in connection with aircraft maintenance. FAA regulations establish standards for repairs, periodic overhauls and alterations, and require that the owner or operator of an aircraft establish an airworthiness inspection program to be carried out by certified mechanics. Pursuant to the leases and FAA regulations, no aircraft of the Partnership may be operated without a current airworthiness certificate.

         The FAA periodically reviews Service Bulletins which are issued by the aircraft manufacturers. These bulletins focus on safety problems that have developed during the aircraft's operation. The FAA may incorporate these Service Bulletins in Airworthiness Directives ("ADs"), which are mandates requiring the airline to perform specific maintenance within a specified period of time.

         Aircraft aging is a significant issue in aircraft safety regulation. In the past, certain aviation incidents and accidents raised concerns over the structural integrity of older aircraft. In 1989, in its "Report to Congress on the Status of the U.S. Stage II Commercial Aircraft Fleet," the FAA stated that "no correlation has been established between the chronological age of an aircraft and its structural airworthiness. A more accurate assessment of the physical "age" of an aircraft is the total number of flight cycles and flight hours flown." A flight cycle is defined as one takeoff and one landing. A flight cycle is important because of the added stress on the airframe, landing gear and other components from repeated takeoffs, landings and pressurization's. As different types of aircraft have different missions and carriers fly a variety of routes, flight cycles can vary widely among aircraft of the same chronological age. In general, narrow-body aircraft which are used for short-haul service will have greater cycles per year than wide-body aircraft used for longer routes. Other factors which contribute to the aging of an aircraft are the number of hours actually flown, the predominant environment in which an aircraft has flown, and its actual age in years.

         The FAA has adopted certain ADs for Boeing and McDonnell Douglas aircraft models, including Boeing 727s, 737s and 747s and McDonnell Douglas DC-9s, MD-80s and DC-10s, as well as Lockheed L-1011s and Airbus A-300s. These ADs make mandatory the periodic replacement or modification of structural materials, fittings and skin at certain times in the life of an aircraft, typically when the aircraft reaches a certain number of flight cycles or age threshold. Previously, these aircraft were subject only to periodic inspection, and the replacement and modification of materials and parts was done where deemed necessary. In addition, it is widely expected that foreign civil aviation authorities, especially in Europe and Japan, will adopt similar measures to protect the structural integrity of older aircraft.

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

* Substantially cycle limited

         Flight  cycle  and  flight  hour   information   with  respect  to  the
Partnership's aircraft are included in the aircraft portfolio table included earlier in Item 1.

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

         In 1999, the FAA organized a two year industry task force, the Aging Transport Systems Rulemaking Advisory Committee, to investigate non-structural, aging aircraft systems. It cannot be determined at this time what recommendations, if any, will be made by the task force.

         Overall, increased maintenance costs mandated for older aircraft has a negative impact on re-lease and resale values for these planes, but mitigating this, compliance with the ADs should also serve to prolong the revenue lives of the affected aircraft.

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

         Stage III hushkitting and re-engineering for the Boeing 727-200 and the McDonnell Douglas DC-9-30 aircraft have been approved by the FAA. All of the Partnership's Boeing 727-200 aircraft have had Federal Express hushkits installed.

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

ITEM 2.       PROPERTIES

         The Partnership does not own or lease any physical properties other than the aircraft which are discussed in Item 1 of this Report, "Business," which is incorporated herein by reference.

ITEM 3.       LEGAL PROCEEDINGS

         After not being able to arrive at a negotiated settlement of outstanding issues with VASP, the Partnership filed suit in May, 1999 in Brazil and June, 1999 in Florida to repossess the two CF6-50C2 engines. It also sued in Florida for unpaid rent, reserves and the repair of the engine in Florida, which was damaged in January of 1999. In conjunction with the Brazilian suit, the Partnership was required to post a letter of credit and the bank issuing the letter of credit required the segregation by the Partnership of $371,000 in a restricted cash account.

         The Brazilian Court ruled in May that the Partnership could repossess the engine in Brazil, although that ruling was stayed until September 3, 1999 after the completion of all of VASP's appeals. The Partnership has the right to export the Brazilian engine and is working with local counsel to obtain the necessary approval to do so.

         A trial was held in Florida in December and January 2000 and an order of the court favorable to the Partnership with respect to the rent and maintenance reserve claims is anticipated, pending the resolution of VASP's appeals as to the proper venue. The damaged engine has been sent to a repair facility in California and will be disassembled for inspection when the Florida court issues its final ruling as to possession. It is anticipated that there will be an additional trial with respect to the damages.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON PARTNERSHIP CAPITAL AND RELATED UNIT HOLDER MATTERS

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

         As of March 1, 2000, the number of Limited Partners of record was approximately 7,653.

         The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 1999 and 1998:

                         Amount of
                       Distribution
     Period              Per Unit       Record Date             Payment Date
     ------            ------------     -----------             ------------

1st Quarter 1999            $.40        March 31, 1999          April 27, 1999
2nd Quarter 1999             .40        June 30, 1999           July 27, 1999
3rd Quarter 1999             .40        September 30, 1999      October 27, 1999
4th Quarter 1999             .30        December 31, 1999       January 19, 2000
1st Quarter 1998             .40        March 31, 1998          April 25, 1998
2nd Quarter 1998             .40        June 30, 1998           July 23, 1998
3rd Quarter 1998             .40        September 30, 1998      October 28, 1998
4th Quarter 1998             .40        December 31, 1998       January 27, 1999

         Total distributions to all partners for 1999 and 1998 were declared as follows (in thousands):


                                                          1999            1998
                                                          ----            ----

Limited Partners                                      $   10,883      $   11,608
General Partners                                             110             117
                                                      ----------      ----------
                                                      $   10,993      $   11,725
                                                      ----------      ----------

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership which exceeds its net income may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 92%, 84% and 89%, respectively, of the cash distributions paid to the partners for the years ended December 31, 1999, 1998 and 1997 constituted a return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 84% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 1999 constituted a return of capital. However, the total actual return on capital over the Partnership's life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The Partnership paid out distributions relating to the fourth quarter 1999 on January 19, 2000 at the rate of $0.30 per Unit. The $0.30 per Unit is a decrease from the $0.40 per Unit distributions paid for the third quarter 1999. Delays in refinancing the Partnership's debt have necessitated the reduction in the distribution. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Partnership was derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Form 10-K Report.

                                                   As of December 31,
                                               or Year Ended December 31,
                                               --------------------------
                                       1999     1998     1997     1996     1995
                                        (in thousands, except per unit amounts)

Rental Revenue                       $11,817  $12,424  $12,183  $15,231  $14,026
Net Income                               978    1,855    1,255    2,898    2,019
Net Income per Limited
  Partnership Unit                      0.11     0.22     0.17     0.40     0.28
Distributions per Limited
  Partnership Unit (1)                  1.50     1.60     1.60     1.60     1.60
Total Assets                          48,163   51,423   58,273   72,039   80,799
Notes Payable                         16,530   10,000    4,751    4,751    6,638
Partners' Capital                     24,185   34,200   44,070   54,540   63,367

(1) The fourth quarter distribution for each year was paid in January of the subsequent year.

         As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Financial Data" and the Financial Statements of the Partnership and the Notes thereto. This report may contain, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to the forward-looking statements, if any, to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         Cash distributions declared and cash distributions paid by the Partnership were approximately $11 million for 1999 ($1.50 per Unit) and $11.7 million ($1.60 per Unit) for each of 1998 and 1997, respectively. Net cash provided by operating activities was $10.4 million in 1999, $11.7 million in 1998 and $9.5 million in 1997. In the aggregate, for this three-year period, net cash provided by operating activities totaled $31.2 million and cash distributions declared by the Partnership totaled $34.4 million.

         The Partnership paid distributions relating to the fourth quarter 1999 on January 19, 2000 at the rate of $0.30 per Unit. The $0.30 per Unit is a decrease from the $0.40 per Unit distributions paid for the third quarter 1999. Delays in refinancing the Partnership's debt have necessitated the reduction in the distribution. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         Partnership capital declined by approximately $10,015,000 from December 31, 1998 to December 31, 1999 as a result of the declaration and payment of cash distributions to the partners in excess of the Partnership's net income. This resulted primarily from the fact that, unlike net income, cash flow generated from operations, which is the source of the cash utilized to make the distributions, is not reduced by non-cash depreciation expense attributable to the Partnership's aircraft.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 1999, the Partnership's unrestricted cash and cash equivalents of $2,300,000 was held in an interest bearing money market account. This amount was $563,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 1998 of $2,863,000. This decrease in unrestricted cash was attributable to the amount by which cash distributions to partners and capitalized aircraft improvements exceeded cash generated by operating activities, including the unapplied maintenance reserves, and proceeds from notes payable during 1999.

         Rent and other receivables decreased by $295,000 from $491,000 at December 31, 1998 to $196,000 at December 31, 1999. This decrease is primarily the result of rentals due from VASP, which were netted against maintenance reserves during 1999. Also contributing to this decrease was the completion of payments relating to deferred rentals by Capital Cargo.

         TWA was current on its lease payments in 1999, but reported its eleventh consecutive annual loss in 1999. Although TWA had a cash position of $180 million at December 31, 1999, given TWA's historical financial difficulties, the ongoing losses increase the possibility of default or deferral of lease payments by TWA, which accounted for 19% of the Partnership's lease revenue in 1999.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. At December 31, 1999, Falcon was approximately six months in arrears to the Partnership, with respect to scheduled rent payments, for a total of $538,000 and $212,000 in arrears with respect to maintenance reserve payments. The Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon.

         Falcon has become significantly leveraged and there can be no assurance that Falcon will meet its future obligations. If Falcon were to fall further in arrears, the Partnership may need to repossess the aircraft and if the Partnership remarkets the aircraft, there can be no assurance as to the ability to do so, the time it would take and the lease rate that might be achieved.

         Accounts payable and accrued expenses increased by $388,000 from $106,000 at December 31, 1998 to $494,000 at December 31, 1999 primarily due to an increase in amounts due for capitalized aircraft improvements.

         The payable to affiliates increased by $377,000 from $592,000 at December 31, 1998 to $969,000 at December 31, 1999 principally due to an increase in unpaid management fees due to the General Partners.

         Deferred  rental  income  and  deposits   decreased  by  $423,000  from
$1,898,000  at  December  31, 1998 to  $1,475,000  at December  31,  1999.  This
decrease was primarily attributable to the security deposits from VASP, which were applied against maintenance reserve amounts due during 1999.

         Maintenance reserves payable increased by $615,000 from $1,696,000 at December 31, 1998 to $2,311,000 at December 31, 1999, principally due to increased cash reserves received from lessees.

         During 1999, the Partnership invested $5.5 million in capitalized aircraft improvements, none of which was funded by the application of maintenance reserves. During 1999, the Partnership delivered one 727-200 aircraft to Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The L-1011 aircraft and the A-300 remained off lease during 1999, and the Partnership continues to remarket these aircraft for lease or sale. If the aircraft are sold, the Partnership would utilize such proceeds for debt reduction or for working capital or distributions to partners.

         In the fourth quarter of 1997, the Partnership entered into discussions with the lessee regarding the DC 10-10 aircraft, the lease of which was scheduled to expire on June 30, 1998. Continental Micronesia agreed to extend the lease for an additional fifteen months at a lease rate ($138,500 per month) equal to 92% of the previous rate. The extended lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions was done at Continental's expense at a maintenance facility. Continental continued to pay rent until the aircraft achieved the lease requirements for its return, which took place on December 16, 1999. The aircraft is being stored at a modification facility until June 2000 at which time it will be converted to a freighter for Emery Worldwide Airlines Inc.

("Emery"). The work scope under the aircraft modification agreement requires the investment of approximately $12.6 million, subject to price escalation. The Partnership and Emery have signed an agreement, which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000. The Partnership also has $790,000 on deposit with the modification facility.

         The Boeing 727-200 aircraft returned by Continental Airlines was converted to a freighter and hushkitted to achieve Stage III noise compliance. It was delivered to Kitty Hawk Air Cargo, Inc. in December, 1999 under lease. The Partnership has swapped the three JT8D-15 engines that were returned with the aircraft for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative value of the engines as determined by a third party appraiser.

         The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below
1.5 to 1. Kitty Hawk has provided a security deposit of $225,400. The Partnership had incurred costs of approximately $4.7 million related to the cargo conversion and hushkitting, as of December 31, 1999.

         The Partnership increased its loan facility from $12.5 million to $19 million and the interest rate was increased from 125 basis points over the bank's prime rate to 150 basis points over the prime rate. Approximately $16.53 million was borrowed at year end. The increase was primarily for the funding of the conversion of the Boeing 727 to a freighter for Kitty Hawk. The Partnership has provided a mortgage to the bank relative to certain aircraft and has guaranteed the repayment of the indebtedness. The balance of this loan is due in March, 2000. Subject to final documentation, the Partnership has negotiated a loan with a new lender that will permit the borrowing of up to $30 million. (See
Note 11 to the Financial Statements, "Subsequent Event").

Results of Operations

         Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under operating leases.

         Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 1999, were paid for by the lessees directly or funded out of maintenance reserves collected. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft, the cost of the letter of credit required under the terms of the TBT lease on the McDonnell Douglas MD-81 leased to USAirways, Inc. ("USAir") and the costs of storing the Airbus A-300 and Lockheed L-1011 aircraft.

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

1999 as compared to 1998

         The Partnership's net income was $978,000 for the year ended December 31, 1999 ("1999 Period") as compared to $1,855,000 for the year ended December 31, 1998 ("1998 Period").

         The decrease in the Partnership's net income for the 1999 Period was principally due to the decreases in rental, interest and other income in the 1999 Period as compared to the 1998 Period and increases in interest and general and administrative expenses in the 1999 Period as compared the 1998 Period. Partially offsetting the decrease were the writedowns required in the 1998 Period compared to none in the 1999 Period, and a decrease in management and re-lease fees in the 1999 Period compared to the 1998 Period.

         Rental income decreased by $607,000 or 5% in the 1999 Period as compared to the 1998 Period. The decrease was principally due to decreases in the rental income attributable to the A-300 engines leased to VASP and the decrease in rental income related to the Boeing 727 aircraft which was converted to a freighter and is currently leased to Kitty Hawk. Also contributing to this decrease was a decrease in rental income related to the DC-10-10 returned by Continental in December 1999. These decreases were partially offset by an increase in the rental income from the aircraft leased to Capital Cargo and Falcon and the rental income from the aircraft leased to TNT, which was off-lease for nearly half of the 1998 Period.

         Interest income decreased $75,000 or 40% for the 1999 Period. This decrease was primarily attributable to the utilization, during 1999, of a significant portion of the cash reserves held by the Partnership, for cash distributions and improvements in aircraft, as well as the complete repayment of advances by lessees, in 1998, on which interest had been earned.

         During the 1998 Period, the Partnership recognized other income of $124,000, primarily due to the realization of a gain of $116,000, representing the difference between the amount realized and the book value of the Partnership's claim from the 1991 Continental bankruptcy. There was no other income recognized in 1999.

         Also during 1998, the Partnership realized a gain of $254,000, of which, $241,000 was from the sale of an engine that had been dismantled and stored, since the return of the Boeing 727-200 aircraft by Kiwi in 1996. During the 1999 Period, the Partnership swapped the three JT8D-15 engines that were returned with the Boeing 727-200 aircraft returned by Continental Airlines for $259,000 in cash and three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership realized a gain of $173,000 related to the swap in 1999.

         The Partnership provided write-downs aggregating $537,000 to reflect the loss in value of the L-1011 aircraft and various engines and interiors at December 31, 1998. There were no write-downs during the 1999 period.

         Management and re-lease fees for the 1999 Period, decreased by $57,000 or 6% in comparison to the 1998 Period primarily because of the decrease in rental income which serves as the basis upon which certain management and re-lease fees are calculated.

         Interest expense for the 1999 Period increased by $476,000 or 63% in comparison to the 1998 Period, primarily due to the 1999 increase in the amount of debt outstanding and the related interest rate.

         General and administrative expenses increased by $82,000 or 26% in the 1999 Period as compared to the 1998 period, primarily due to an increase in legal expenses associated with the VASP litigation. Partially offsetting this increase was a decrease in transfer agent fees and investor report costs, due to lower volume and lower rates from a new service provider.

         Direct lease expenses decreased by $21,000 or 9% in the 1999 Period as compared to the 1998 period, due to a reduction in the cost of maintenance work performed on aircraft borne by the Partnership.

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

Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 1999. However, market and worldwide economic conditions and changes in federal and foreign aircraft regulations have in the past, and may in the future, affect the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect subsequent lease rates and the eventual selling prices of the aircraft. Higher fuel prices in 1999 negatively affected the airline industry profitability and that of the Partnership's lessees.

         Due to concern regarding potential inflation, the US Federal Reserve Board has recently increased its key lending rate on a number of occasions in an attempt to moderate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate increases, however, a significant economic slowdown could have an adverse affect on air travel and airline performance.

Accounting Pronouncements

         In March 1998 the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. The adoption of this pronouncement did not impact the reporting of the Partnership's results of operations.

Impact of the Year 2000 Issue

         The Year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a failure of the information technology systems (IT systems) and other equipment containing imbedded technology (non-IT systems) in the beginning of the year 2000, causing disruption of operation of the Partnership, its lessees or vendors. The Partnership has not encountered any Y2K related issues.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

List of Financial Statements                                              Page
                                                                          ----

Report of Independent Accountants ....................................     16

Balance Sheets -- December 31, 1999 and 1998..........................     17

Statements of Income for the years ended
     December 31, 1999, 1998 and 1997.................................     18

Statements of Partners' Capital for the years ended
     December 31, 1999, 1998 and 1997.................................     19

Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.................................     20

Notes to Financial Statements.........................................     22


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and notes thereto; (2) schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Pegasus Aircraft Partners II, L.P.

         In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP

New York, New York
March 20, 2000

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                             1999       1998
                                                             ----       ----
                                                             (in thousands,
                                                            except unit data)

  Cash and cash equivalents                               $  2,300   $  2,863
  Restricted cash                                              371         --
  Rent receivable                                              196        491
  Aircraft, net                                             44,491     47,258
  Other assets                                                 805        811
                                                          --------    -------
     Total Assets                                         $ 48,163   $ 51,423
                                                          ========   ========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

  Accounts payable and accrued expenses                   $    494   $    106
  Payable to affiliates                                        969        592
  Maintenance reserves payable                               2,311      1,696
  Notes payable                                             16,530     10,000
  Deferred rental income and deposits                        1,475      1,898
  Distributions payable to partners                          2,199      2,931
                                                          --------   --------
     Total Liabilities                                      23,978     17,223
                                                          --------   --------

COMMITMENTS AND CONTINGENCIES (NOTES 4, 5, 8 AND 10)

PARTNERS' CAPITAL:
  General Partners                                            (796)      (868)
  Limited Partners (7,255,000 units issued and
    outstanding in 1999 and 1998)                           24,981     35,068
                                                          --------   --------
      Total Partners' Capital                               24,185     34,200
                                                          --------   --------
        Total Liabilities and Partners' Capital           $ 48,163   $ 51,423
                                                          ========   ========





   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                                 1999         1998        1997
                                                 ----         ----        ----
                                                (in thousands, except unit data
                                                       and per unit amounts)

REVENUES:
    Rentals from operating leases             $   11,817  $   12,424  $   12,183
    Interest                                         112         187         467
    Other income                                      --         124          --
    Gain on sale of engines and equipment            173         254          --
                                              ----------  ----------  ----------
                                                  12,102      12,989      12,650
                                              ----------  ----------  ----------

EXPENSES:
    Depreciation and amortization                  8,320       8,273       7,863
    Write-downs                                       --         537       1,400
    Management and re-lease fees                     960       1,017         977
    Interest                                       1,234         758         455
    General and administrative                       394         312         316
    Direct lease                                     216         237         384
                                              ----------  ----------  ----------
                                                  11,124      11,134      11,395
                                              ----------  ----------  ----------

NET INCOME                                           978       1,855       1,255
                                              ==========  ==========  ==========

NET INCOME ALLOCATED:

    To the General Partners                          182         257          13
    To the Limited Partners                          796       1,598       1,242
                                              ----------  ----------  ----------
                                                     978       1,855       1,255
                                              ----------  ----------  ----------

NET INCOME PER LIMITED PARTNERSHIP UNIT       $     0.11  $     0.22  $     0.17
                                              ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS ISSUED AND OUTSTANDING   7,255,000   7,255,000   7,255,000
                                              ==========  ==========  ==========



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                               General     Limited
                                              Partners    Partners       Total
                                              --------    --------       -----
                                               (dollar amounts in thousands)

Balance, December 31, 1996                   $   (904)    $ 55,444     $ 54,540

     Net income                                    13        1,242        1,255

Distributions declared to partners                (117)    (11,608)     (11,725)
                                             ---------    --------     --------

Balance, December 31, 1997                      (1,008)     45,078       44,070

     Net income                                    257       1,598        1,855

Distributions declared to partners                (117)    (11,608)     (11,725)
                                              ---------    --------     --------

Balance, December 31, 1998                        (868)     35,068       34,200

     Net income                                    182         796          978

Distributions declared to partners                (110)    (10,883)     (10,993)
                                             ---------    --------     --------

Balance, December 31, 1999                   $    (796)   $ 24,981     $ 24,185
                                             ==========   ========     ========

  The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   1999        1998       1997
                                                   ----        ----       ----
                                                  (dollar amounts in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                  $    978   $  1,855   $  1,255
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Gain on sale of engines and equipment         (173)      (254)        --
      Depreciation and amortization                8,320      8,273      7,863
      Write-downs                                     --        537      1,400
      Change in assets and liabilities:
        Rent and other receivables                   295       (289)        53
        Other assets                                   6          5        (47)
        Accounts payable and accrued expenses        388        (17)        27
        Deferred rental income and deposits         (423)        57     (1,195)
        Payable to affiliates                        377        381       (425)
        Maintenance Reserves Payable                 615      1,105        591
                                                --------   --------   --------

        Net cash provided by operating
          activities                              10,383     11,653      9,522
                                                --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposit for aircraft modifications                --       (790)        --
    Capitalized aircraft improvements             (5,639)    (9,012)    (5,240)
    Proceeds from the sale of engines and
      equipment                                      259      1,553         --
    Repayment of advances by lessees                  --        242        363
    Increase in restricted cash                     (371)        --         --
                                                --------   --------   --------

       Net cash used in investing activities      (5,751)    (8,007)    (4,877)
                                                --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                 $  6,530   $  5,249   $     --
    Cash distributions paid to partners          (11,725)   (11,737)   (11,771)
                                                --------   --------   --------

       Net cash used in financing activities      (5,195)    (6,488)   (11,771)
                                                --------   --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (563)    (2,842)    (7,126)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     2,863      5,705     12,831
                                                --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $  2,300   $  2,863   $  5,705
                                                ========   ========   ========

 The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997 (continued)

                                                   1999        1998       1997
                                                   ----        ----       ----
                                                  (dollar amounts in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest Paid                                   $  1,226   $    750   $    456
                                                ========   ========   ========

NONCASH TRANSACTIONS:

Distributions declared to partners but unpaid   $  2,199   $  2,931   $  2,943

Transfers from restricted cash utilized to
  restore aircraft                              $     --   $     --   $  2,248

Deferred income transferred to write-down       $     --   $    743   $     --

Lease settlement reserve transferred to
  write-down                                    $     --   $  3,000   $     --



 The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1.       Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners II, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft and tax and other indemnity provisions described below. Actual results could differ from such estimates. Certain 1997 financial statement items have been reclassified to conform to the 1999 presentation.

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

4.       Aircraft

                           Net Investment in Aircraft

         The Partnership's net investment in aircraft as of December 31, 1999 and 1998 consisted of the following (in thousands):

                                                             1999        1998
                                                             ----        ----

Aircraft on operating leases, at cost                     $  96,525   $ 110,149
Less: Accumulated depreciation                              (54,586)    (62,050)
         Write-downs                                         (7,710)     (8,058)
                                                          ---------   ---------
                                                          $  34,229   $  40,041
                                                          =========   =========

Aircraft held for lease or sale, at cost                  $  65,921   $  46,744
Less: Accumulated depreciation                              (34,877)    (19,093)
         Write-downs                                        (10,667)    (10,319)
         Lease settlement accounted for under the
           cost recovery method                             (10,115)    (10,115)
                                                          ---------   ---------
                                                             10,262       7,217
                                                          ---------   ---------
         Aircraft, net                                    $  44,491   $  47,258
                                                          =========   =========

                            Financial Terms of Leases

         Continental  Airlines  Leases.  During  September 1989, the Partnership
Acquired a McDonnell Douglas DC-10-10 aircraft for a total purchase price of $18,301,000, subject to an operating lease with Continental. This lease was modified as discussed below. The aircraft was subject to an extended lease scheduled to expire on September 15, 1999 which provided for rentals of $138,500 per month. The aircraft was returned on December 16, 1999 with Continental paying rent through that date.

         The Partnership will convert the McDonnell Douglas DC-10-10 aircraft to a freighter pursuant to an aircraft modification agreement for delivery to Emery Worldwide Airlines, Inc. ("Emery"). The Partnership and Emery have signed a lease which provides for 84 months rent at $218,000 per month. The lease also provides a two-year renewal option at $200,000 per month, and three additional two-year renewal options at the then fair market rental. Emery has provided a security deposit aggregating $218,000 at December 31, 1999. The Partnership provided a deposit of $790,000 to the third party modification center which will perform the conversion. This deposit is included in other assets on the balance sheet as of December 31, 1999. The aircraft is being stored until June, 2000 at which time it will enter the modification facility to be converted to a freighter for Emery. The Partnership's estimated commitments to deliver this aircraft to Emery are $12.6 million, subject to price escalation.

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

         In January 1995, Continental announced that it was grounding its fleet of Airbus A-300 aircraft, including the A-300 aircraft leased to it by the Partnership, and notified the Partnership of its intention to return the aircraft. On November 15, 1995, the Partnership reached an agreement with Continental regarding the settlement for the lease obligations under the A-300 lease ("A-300 Lease Settlement"), which also included a restructuring of the DC-10-10 Aircraft lease.

         Under the terms of the A-300 Lease Settlement, the Partnership received a cash payment of approximately $3,721,000, including approximately $325,000 as reimbursement for certain integration and transaction expenses for the remarketing of the aircraft, and (i) title to a Boeing 727-200 advanced aircraft subject to lease with Continental for a term of approximately 26 months at a lease rate of $85,000 per month. ("Continental 727 No. 1") (ii) title to a second Boeing 727-200 advanced aircraft subject to a lease with Continental for a term of 42 months at a lease rate of $85,000 per month ("Continental 727 No.2"). Additionally, the Partnership received approximately $557,000 as an economic settlement for the return conditions required by the A-300 lease. The lease of the Continental 727 No. 1 expired January 31, 1998 and the Partnership entered into a lease of the aircraft for a term of four years to TNT Transport International B.V. ("TNT") a foreign cargo carrier and has converted the aircraft to cargo configuration, including a low gross weight hushkit. (See TNT discussion below). See Kitty Hawk Aircargo, Inc. discussion, herein with respect to Continental 727 No. 2.

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

         In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of the CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus hourly rental of $225 per engine hour, with a minimum of 4 hours per cycle. The Partnership and VASP extended the lease to December 1998 and then to June, 1999. In December 1998, the Partnership and VASP entered into an agreement for the lease of the second engine from the A-300 aircraft, the terms of which were the same as the first engine lease. Both engine leases were scheduled to expire in June 1999. The Partnership continues to re-market this aircraft for lease or sale, although given the fact that the airframe requires a heavy maintenance check, it is more likely to be sold.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments, for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. VASP failed to pay rent on the engines and after being unable to come to agreement with VASP, the Partnership filed suit in Brazil and Florida. (See Note 8, "Litigation" ).

         During the first quarter of 1999, one of the engines on lease to VASP failed. As part of the Florida legal action, this engine was repossessed in Florida in June, 1999. It was sent to a General Electric repair facility in California and based on legal advice, the Partnership is awaiting the conclusion of the Florida lawsuit prior to a disassembly of the engine for a detailed analysis of its condition.

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

         During January 1990, the Partnership acquired a Lockheed L-1011 aircraft for a total purchase price of $17,555,000, subject to an operating lease with TWA, which was amended and extended to October 1, 1998 with rental payments payable monthly, in advance, at the rate of $130,000.

         Upon execution of the lease amendment, the Partnership reimbursed TWA for $225,000 of capital improvements which were made to the aircraft and advanced $550,000 to TWA to finance certain major maintenance procedures, which were fully repaid in monthly installments by October 1998 with interest at 9.68%.

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

         During the third quarter of 1998, the Partnership reclassified the $3,000,000 return condition settlement and the $743,000 unearned portion of the L-1011 lease prepayment, as an additional write-down on the L-1011 aircraft. No additional impairment expense was recognized. In addition, a write-down of $420,000 was taken to reflect the estimated market value of the aircraft. At December 31, 1999 the L-1011 aircraft had a book value of approximately $1.7 million. The Partnership continues to remarket the Lockheed L-1011 aircraft.

         TWA was current on its lease payments in 1999. However, TWA reported its 11th consecutive annual loss in 1999. TWA had a cash position of $180 million at December 31, 1999. Given TWA's historical financial difficulties, the ongoing losses increase the possibility of a default or deferral of lease payments by TWA, which accounted for 19% of the Partnership's lease revenue in 1999.

         Aeromexico Leases. The Partnership's two McDonnell Douglas DC-9-31 aircraft were originally acquired in March and April 1990 for purchase prices aggregating $14,295,000. During 1992, the Partnership repossessed the aircraft from Midway Airlines Inc. ("Midway") and leased them to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for terms of approximately five years. The leases, which originally provided for quarterly rentals in advance of $234,000, were scheduled to expire in July 1997; one lease was extended to November 6, 1999 (with Aeromexico given the right, subject to notice to extend to February 2000) and one of which was extended to February 25, 2000, each at a rate of $75,000 per month. The lease expiring in November was extended at Aeromexico's option to February 6, 2000. Aeromexico has been paying on a month-to-month basis while lease extensions are under discussion.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk") Lease. The Boeing 727-200, Described as Continental 727 No. 2 was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The Partnership has swapped the three JT8D-15 engines that were returned with the aircraft for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative difference in value of the engines as determined by a third party appraiser, resulting in a $173,000 gain. The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are to be paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below 1.5 to 1. Kitty Hawk has provided a security deposit of $225,400. The Partnership had incurred costs of approximately $4.7 million related to the cargo conversion and hushkitting, as of December 31, 1999.

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

         The tax lessor is entitled to call on the letter of credit whether its loss of tax benefits is caused by Pegasus Aircraft Partners, L.P. or the Partnership. Pegasus Aircraft Partners, L.P. and the Partnership have agreed to indemnify each other for any loss occasioned by the acts of the other. There have been no calls on the letter of credit through December 31, 1999. The TBT lease and letter of credit will expire by May 2000.

         Kiwi International Air Lines, Inc. - Bankruptcy. Kiwi International Airlines, Inc. ("Kiwi"), a former lessee of two of the Boeing 727-200s, is in a Chapter 7 liquidation. The General Partners believe that it is likely that there will be minimal or no recovery with respect to the Partnership's bankruptcy claims.

         Falcon Air Express, Inc. Lease. In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $2,700,000. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft and spent approximately $700,000 with respect to maintenance work on one engine returned by Kiwi. The aircraft was delivered to Falcon in March 1997. Maintenance reserves previously collected from Kiwi of approximately $1,104,000 were applied to such costs.

         In September 1998, the Partnership received cash proceeds of $300,000 and realized a gain of $241,000 on the sale of an engine that had been dismantled and stored since the return of this aircraft by Kiwi in 1996.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. At December 31, 1999, Falcon was approximately six months in arrears to the Partnership, with respect to scheduled rent payments, for a total of $538,000 and $212,000 in arrears with respect to maintenance reserve payments. The Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon.

         The Partnership is in discussions with Falcon regarding the establishment of an interest bearing note in favor of the Partnership for the remaining arrearages. Falcon has become significantly leveraged and there can be no assurance that Falcon will meet its future obligations. If Falcon were to fall further in arrears in the future, the Partnership may need to repossess the aircraft and if the Partnership remarkets the aircraft, there can be no assurance as to the ability to do so, the time it would take and the lease rate that might be achieved.

         Capital Cargo International Airlines, Inc. Lease. In January 1997, the Partnership entered into a lease agreement with Capital Cargo International Airlines, Inc. ("Capital Cargo"), a start-up freight carrier, with respect to the Boeing 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to finance the conversion of the aircraft to a freighter and complete a C-check (totaling approximately $2.4 million). The Capital Cargo Lease ("Capital Cargo Lease") is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The Capital Cargo Lease requires the Partnership to hushkit the aircraft on or before its 1999 C-check visit at its own expense (approximately $2.5 million) at which time the lease rate increases to $139,000 per month. Pursuant to the lease agreement, the aircraft underwent a "C" check and received a hushkit in December 1998. The Partnership incurred costs of approximately $2,412,000 related to the hushkit in 1998 and 1999.

         The lease requires Capital Cargo to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital Cargo provided an initial security deposit of $50,000 and added $17,000 per month to the security deposit during the lease term until the deposit totaled $220,000. The lease was executed and aircraft was delivered to Capital Cargo in July 1997.

         Shortly after delivery of the aircraft to Capital Cargo in 1997, one of the engines failed. In August 1998, the Partnership reached an agreement with Capital Cargo, in which the Partnership shared in the cost to overhaul the engine on this aircraft. The Partnership's share of the overhaul was $266,000.

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

         The Partnership has invested approximately $7.8 million for a low gross weight hushkit and cargo conversion of the aircraft, and the purchase of three JT8D-7B engines. The Partnership received cash proceeds of $1,050,000 for the sale of the JT8D-15 engines from this aircraft, which resulted in a $60,000 impairment expense. In the third quarter of 1998, due to the conversion of this aircraft to a freighter, the Partnership wrote-off the remaining net book value of the interior, determined through a third party appraisal, which resulted in an impairment expense of $57,000.

         TNT is responsible for the first $50,000 of cost in complying with the newly issued freighter conversion AD. Costs in excess of this amount are initially paid for by TNT. At the end of the lease, TNT will be reimbursed by the Partnership for a portion of the AD compliance cost based on a formula set forth in the Partnership agreement, not to exceed $250,000.

Significant Lessees

         The Partnership leased its aircraft to nine different airlines during 1999. Revenues from each of the airlines which accounted for 10% or greater of the Partnership's total rental revenue during 1999, 1998 and 1997 are as follows:


Airlines                                         Percentage of Rental Revenue(a)
                                                   1999       1998      1997
                                                   ----       ----      ----

Continental Airlines, Inc. (b)                      20%        25%        33%
Trans World Airlines, Inc.                          19         21         30
Aerovias de Mexico S.A. de C.V.                     15         14         15
Capital Cargo International Airlines, Inc.          14         (c)        (c)
TNT Transport International B.V.                    13         (c)        (c)
USAirways Group Inc.                                10         (c)        (c)

(a) Such percentages include the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

(b) Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

(c)      Represents less than 10%.

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $3,350,200, $3,429,000 and $1,851,000 in 1999, 1998 and 1997
respectively.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 1999 (in thousands):

              Year                                           Amount
              ----                                           ------

              2000                                           $ 9,304
              2001                                             8,368
              2002                                             6,139
              2003                                             5,240
              2004                                             4,870
              Thereafter                                       3,565
                                                             -------
              Total                                          $37,486
                                                             =======

         The above schedule of future minimum rental income, includes a total of $2,470 of rents from those lessees on non-accrual status, but does not include rental income which would result from the renewal of existing leases or the re-leasing of the aircraft, unless the renewal has been exercised.

         The Partnership operates in one industry, the leasing of used aircraft to commercial passenger and freight airlines.

5.       Notes Payable

         In December 1996, the Partnership established a $10,000,000 loan facility with an unaffiliated third party lender. The loan commitment was for a period of 36 months, terminating December 31, 1999, at which time the outstanding principal was due. The Partnership utilized $4,751,000 to pay off its prior two facilities. In February, 1999, the lender agreed to increase the borrowing commitment from $10,000,000 to $12,500,000. The lender further increased the line of credit to $19.0 million in September, 1999. The outstanding balance under this facility at December 31, 1999 was $16.5 million. The lender has agreed to extend the maturity date until March 31, 2000 while the Partnership obtains a replacement lender. The loan provides for interest at a rate of 1.5% over the lender's prime rate of interest and is payable monthly. At December 31, 1999 the interest rate was 10%. The Partnership must maintain a minimum balance outstanding of $4,000,000 during the loan commitment period. The loan is collateralized by the Partnership's interest in the MD-82 aircraft leased to TWA, the three 727-200 aircraft leased to Kitty Hawk, Capital Cargo and Falcon and the MD DC-10-10 aircraft. Subject to final documentation, the Partnership has negotiated a loan with a new lender that will permit the borrowing of up to $30 million. (See Note 11 to the Financial Statements, "Subsequent Event").

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. It is the intent of the General Partners to obtain financing to fund the conversion to freighter configuration of the DC 10-10 aircraft and to replace the existing lender. However, if the Partnership is unable to secure additional borrowing capacity to fund these commitments the Partnership may elect to sell the DC 10-10 aircraft. Alternatively, the Partnership may have to utilize cash from operations to finance such commitments, thus potentially reducing or suspending distributions to partners.

6.       Transactions With Affiliates

         Management Fees. The General Partners are entitled to a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 1999, 1998 and 1997, the General Partners earned base management fees of $174,000, $177,000 and $179,000, respectively.

         The General Partners also are entitled to a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 1999, 1998 and 1997, the General Partners earned incentive management fees of $442,000, $505,000 and $495,000, respectively.

         Re-lease Fee. The General Partners are entitled to a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 1999, 1998 and 1997, the General Partners earned re-lease fees of $344,000, $335,000 and $303,000, respectively.

         Beginning July 1, 1995, as part of the 1996 and 1997 class action settlement, the Administrative General Partner remits to an affiliate, all management fees as well as all 1997 and future fees and distributions received by the Administrative General Partner, for deposit into an escrow account for the benefit of the class action members.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $-0-, $19,000 and $75,000 in each of the years ended December 31, 1999, 1998 and 1997, of which $38,000 was payable to the Administrative General Partner at December 31, 1999. The decline in accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 1999, 1998 and 1997, the Partnership paid $87,000, $1,313,000 and $1,694,000, respectively, to a licensed maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. Additionally, during 1999, 1998 and 1997, the Partnership paid $1,294,000, $1,887,000 and $2,308,000, respectively, to a company owned by the

President and Director and two former officers and directors of the Managing General Partner, for the purchase of parts in connection with certain capital projects.

7.       Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable (loss) income reported for federal income tax purposes (in thousands):

                                                   1999       1998       1997
                                                   ----       ----       ----

Net income per financial statements              $    978   $  1,855   $  1,255
Increase (decrease) resulting from:
   Depreciation                                      (648)    (4,523)    (4,547)
   TBT interest income, less
      TBT rental expense                           (1,492)    (1,174)      (932)
   Gain on sale of engines                             85        524         --
   Reserves for maintenance costs,
      net of maintenance expense and
      write-downs of aircraft                        (192)       459      1,400
   Maintenance reserve payable                      1,113      1,184        590
   Deferred rental income                            (192)      (526)    (1,686)
   Rental income                                     (285)       285         --
   Provisions for bad debts                            --     (1,678)        --
   Management fees                                     27        (26)        --
   Other                                               13        (18)       123
                                                 --------   --------   --------
Taxable (loss) income per federal
  income tax return                              $   (593)  $ (3,638)  $ (3,797)
                                                 ========   ========   ========

         The following is a reconciliation of the amount of the Partnership's total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                   1999       1998       1997
                                                   ----       ----       ----

Total Partnership capital per
   financial statements                          $ 24,185    $ 34,200  $ 44,070
Increase (decrease) resulting from:
   Commission and expenses paid
      in connection with the sale of limited
      partnership units                            16,295      16,295    16,295
   Accounts receivable                                233         285        --
   Distributions payable to partners                2,169       2,931     2,943
   Management fees payable                             --         (26)       --
   Reserves for maintenance costs and
      write-downs                                  22,627      22,321    20,276
   Deferred income                                    167         759     2,028
   Accumulated depreciation                       (43,096)    (42,448)  (38,712)
   TBT interest income less TBT rental expense     (6,516)     (5,055)   (3,881)
   Lease settlement payment, including lease
      aircraft received accounted for under the
      cost recovery method                         10,115      10,115    10,115
   Allowance for bad debts                             --          --       640
   Securities received in leasing transaction          --          --       599
   Fixed Assets                                       538          --        --
   Other                                              328         (13)      354
                                                 --------    --------  --------
Tax bases of net assets                          $ 27,045    $ 39,364  $ 54,727
                                                 ========    ========  ========

8.       Litigation

         After not being able to arrive at a negotiated settlement of outstanding issues with VASP, the Partnership filed suit in May, 1999 in Brazil and June, 1999 in Florida to repossess the two CF6-50C2 engines. It also sued in Florida for unpaid rent, reserves and the repair of the engine in Florida, which was damaged in January of 1999. In conjunction with the Brazilian suit, the Partnership was required to post a letter of credit and the bank issuing the letter of credit required the segregation by the Partnership of $371,000 in a restricted cash account.

         The Brazilian Court ruled in May that the Partnership could repossess the engine in Brazil, although that ruling was stayed until September 3, 1999, after the completion of all of VASP's appeals. The Partnership has the right to export the Brazilian engine and is working with local counsel to obtain the necessary approval to do so.

         A trial was held in Florida in December and January 2000 and an order of the court favorable to the Partnership with respect to the rent and maintenance reserve claims is anticipated, pending the resolution of VASP's appeals as to the proper venue. The damaged engine has been sent to a repair facility in California and will be disassembled for inspection when the Florida court issues its final ruling as to possession. It is anticipated that there will be an additional trial with respect to the damages.

9.       Fair Value of Financial Instruments

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

         Cash and cash equivalents, rents and other receivables. For these balances, carrying value approximates fair value due to their short-term nature.

         Notes payable. For notes payable, carrying value approximates fair value due to its short term remaining maturity.

         Accounts payable and accrued expenses, payable to affiliates, and accrued interest payable. For these balances carrying value approximates fair value due to their short-term nature.

10.      Commitments

         The extended lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions was done at Continental's expense at a maintenance facility. Continental continued to pay rent until the aircraft achieved the lease requirements for its return, which took place on December 16, 1999. The aircraft is being stored until June, 2000 at which time it will enter a modification facility to be converted to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The conversion work is estimated to cost $12.6 million.

11.      Subsequent Event

         The Partnership has completed loan negotiations and loan documents are being written with a new lender that will permit the borrowing of up to $30 million. The new borrowings are intended to retire the outstanding debt and provide funds for the DC 10-10 freighter conversion. The term of the loan will be six years, with interest only payments the first twelve months. The principal will then be repaid in equal quarterly installments over the next 60 months. The Partnership will pay a 1.0% commitment fee and the interest rate will be 225 basis points over the lenders prime rate. The lender will have a mortgaged interest in all aircraft, except the 50% interest in the USAirways MD-81 aircraft.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1999, 1998 and 1997.

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

         Richard S. Wiley, age 46, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a
Vice President of CIS Corporation ("CIS"), a wholly owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a B.S. degree from the Indiana University School of Business and an M.B.A. from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 47, is a Senior Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a B.A. degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Robert M. Brown, 41, joined PCC in 1988 and is involved in aircraft acquisitions, finance and leasing. His primary responsibility is the structuring of debt transactions which accommodate the PCC trading and long-term investing activities. Previously, he served as Vice President, Aircraft Sales, and as Regional Marketing Director during the offerings of the Partnership and an affiliated partnership. Prior to joining PCC, Mr. Brown was District Manager with the Chrysler Corporation. He holds a BA degree from Dartmouth College and an MBA from the University of Washington.

         Richard L. Funk, 62, joined PCC in 1992 and is responsible for the technical aspects of aircraft marketing, including delivery and redelivery of aircraft to airlines world wide. From 1990 to 1992, he served as technical marketing consultant to the aviation industry and from 1987 to 1990 he was President of Avtek Industries, Inc., an aircraft, missile, and electronic components manufacturer which he founded. From 1984 to 1986 he was President and Chief Operating Officer of Standard Aero Western, Inc., a commercial airline maintenance facility. From 1979 to 1982, he was Senior Vice President of Engineering and Maintenance at World Airways, Inc. From 1963 to 1979 he held various positions with United Air Lines, Inc., including Manager of Airframe Maintenance for a period of six years.

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

         Clifford B. Wattley, age 50, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 40, is Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Co. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Carmine Fusco, age 31, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, he also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco had previously been employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partner for the Partnership, Pegasus Assignor L.P.A., Inc. (an affiliate of the Managing General Partner), owns 5 Units. Additionally, ATL Inc., an affiliate of the Administrative General Partner owns approximately 112,916 units.

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

(b) The following table sets forth the number of Units beneficially owned by directors of the General Partners and by all directors and officers of such corporations as a group as of March 1, 2000.

                                           Amount and Nature
                                             of Beneficial           Percent
               Name                            Ownership            of Class
               ----                        -----------------        --------

         Richard S. Wiley                        25,296                 *

         Carol L. Chase                           1,300                 *

         Robert M. Brown                          1,000                 *

         All directors and
         officers as a group
         (4 persons)                             27,596                 *

         Air Transport Leasing, Inc.
         ---------------------------
             None

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

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1999.

         Base Management Fee. The General Partners receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During 1999, the General Partners earned base management fees of $174,000.

         Incentive Management Fee. The General Partners receive a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned incentive management fees of $442,000 during 1999.

         Re-lease Fee. The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned re-lease fees of $344,000 during 1999.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $-0- during 1999, all of which was paid or accrued to the Administrative General Partner. As discussed in
Note 6 to the Financial Statements, accountable expenses declined due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. In 1999, the Partnership purchased certain equipment and parts for two Partnership aircraft from a company owned by the Director and President and two former officers and directors of the Managing General Partner in the amount of $1,294,000. During 1999, the Partnership paid $87,000 to a licensed maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft.

         Partnership Interest. The General Partners received or were entitled to receive distributions of $110,000 as their allocable share of distributable cash flow for 1999. In addition, $182,000 of the Partnership's net taxable income for 1999 was allocated to the General Partners.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

                  1.    Financial Statements: (Incorporated by reference to Item
                        8   of   this   Report,    "Financial   Statements   and
                        Supplementary Data").

         (b) The Partnership filed a Report on Form 8-K on October 5, 1999 reporting an increase in its line of credit under Item 5, Other Events.

              The Partnership also filed a Report on Form 8-K on January 21, 2000 reporting a change in the distribution rate to limited partners under Item 5, Other Events.

         (c)  Exhibits required to be filed.

         Exhibit No.    Description
         -----------    -----------

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

         Dated: March 29, 2000

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

                                  By:   /s/ CLIFFORD B. WATTLEY
                                        Clifford B. Wattley
                                        President and Director

                                  By:   /s/ CARMINE FUSCO
                                        Carmine Fusco
                                        Vice President, Secretary,
                                        Treasurer and Chief Financial
                                        and Accounting Officer

                                  By: Pegasus Aircraft Management Corporation Managing General Partner

                                  By:   /s/ RICHARD S. WILEY
                                        Richard S. Wiley
                                        President and Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

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