Form 10-Q
period 2000-03-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2000-05-15
CIK 849870

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                              --------------------------------------------------

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

                       This document consists of 17 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 2000 and December 31, 1999       3

                  Statements of Income for the three months
                  ended March 31, 2000 and 1999                               4

                  Statements of Partners' Capital for the three
                  months ended March 31, 2000 and 1999                        5

                  Statements of Cash Flows for the three months
                  ended March 31, 2000 and 1999                               6

                  Notes to Financial Statements                               7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              12

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          15

         Item 6.  Exhibits and Reports on Form 8-K                           15

         Signature                                                           16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1.  Financial Statements

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

       BALANCE SHEETS -- MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
       ------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                        2000       1999
                                                        ----       ----
                                                (in thousands, except unit data)

Cash and cash equivalents                             $    651   $  2,300
Restricted cash                                            375        371
Rent receivable                                            381        196
Aircraft, net                                           43,466     44,491
Other assets                                               790        805
                                                      --------   --------
   Total Assets                                       $ 45,663   $ 48,163
                                                      ========   ========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                 $    154   $    494
Payable to affiliates                                    1,176        969
Maintenance reserves payable                             2,060      2,311
Notes payable                                           16,530     16,530
Deferred rental income and deposits                      1,398      1,475
Distributions payable to partners                        2,199      2,199
                                                      --------   --------
   Total Liabilities                                    23,517     23,978
                                                      --------   --------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

PARTNERS' CAPITAL:
General Partners                                      $   (817)  $   (796)
Limited Partners (7,255,000 units issued and
  outstanding in 2000 and 1999)                         22,963     24,981
                                                      --------   --------
   Total Partners' Capital                              22,146     24,185
                                                      --------   --------
     Total Liabilities and Partners' Capital          $ 45,663   $ 48,163
                                                      ========   ========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (unaudited)


                                                          2000           1999
                                                          ----           ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                       $    2,652     $    3,108
   Interest                                                    14             28
                                                       ----------     ----------
                                                            2,666          3,136
                                                       ----------     ----------

EXPENSES:
   Depreciation and amortization                            1,686          2,206
   Management and re-lease fees                               206            251
   Interest                                                   420            248
   General and administrative                                  92             70
   Direct lease                                               102             56
                                                       ----------     ----------
                                                            2,506          2,831
                                                       ----------     ----------
NET INCOME                                             $      160     $      305
                                                       ==========     ==========

NET INCOME ALLOCATED:
   To the General Partners                             $        1     $        3
   To the Limited Partners                                    159            302
                                                       ----------     ----------
                                                       $      160     $      305
                                                       ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                $      .02     $      .04
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                7,255,000      7,255,000
                                                       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                 (dollar amounts in thousands)

Balance, January 1, 2000                       $   (796)   $ 24,981    $ 24,185

   Net income                                         1         159         160

   Distributions declared to partners               (22)     (2,177)     (2,199)
                                               --------    --------    --------

Balance, March 31, 2000                        $   (817)   $ 22,963    $ 22,146
                                               ========    ========    ========


Balance, January 1, 1999                       $   (868)   $ 35,068    $ 34,200

   Net income                                         3         302         305

   Distributions declared to partners               (29)     (2,902)     (2,931)
                                               --------    --------    --------

Balance, March 31, 1999                        $   (894)   $ 32,468    $ 31,574
                                               ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (unaudited)

                                                          2000        1999
                                                          ----        ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   160     $   305
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        1,686       2,206
     Change in assets and liabilities:
       Rent and other receivables                          (185)         22
       Other assets                                          15          13
       Accounts payable and accrued expenses               (340)        (19)
       Payable to affiliates                                207         (30)
       Deferred rental income and deposits                  (77)        (32)
       Maintenance reserves payable                        (251)        212
       Restricted cash                                       (4)       --
                                                        -------     -------
         Net cash provided by operating activities        1,211       2,677
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                       (661)       (746)
                                                        -------     -------
         Net cash used in investing activities             (661)       (746)
                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                             --         2,500
   Cash distributions paid to partners                   (2,199)     (2,931)
                                                        -------     -------
         Net cash used in financing activities           (2,199)       (431)
                                                        -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                              (1,649)      1,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,300       2,863
                                                        -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   651     $ 4,363
                                                        =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                        $   420     $   246
                                                        =======     =======


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2000
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. (Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.)

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                         2000            1999
                                                         ----            ----

Aircraft on operating leases, at cost                  $ 97,163       $ 96,525
Less:    Accumulated depreciation                       (56,273)       (54,586)
         Write-downs                                     (7,710)        (7,710)
                                                       --------       --------
                                                       $ 33,180       $ 34,229
                                                       --------       --------

Aircraft held for lease or sale, at cost               $ 65,945       $ 65,921
Less:    Accumulated depreciation                       (34,877)       (34,877)
         Write-downs                                    (10,667)       (10,667)
         Lease settlement accounted
           for under the cost recovery method           (10,115)       (10,115)
                                                       --------       --------
                                                         10,286         10,262
                                                       --------       --------
Aircraft, net                                          $ 43,466       $ 44,491
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

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments, for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. VASP failed to pay rent on the engines and after being unable to come to agreement with VASP, the Partnership filed suit in Brazil and Florida. (See Note 5 to the unaudited Financial Statements, "Litigation").

         During the first quarter of 1999, one of the engines on lease to VASP failed. As part of the Florida legal action, this engine was repossessed in Florida in June, 1999. It was sent to a General Electric repair facility in California and based on legal advice, the Partnership is awaiting the conclusion of the Florida lawsuit prior to a disassembly of the engine for a detailed analysis of its condition. (See Note 5 to the unaudited Financial Statements, "Litigation" ).

         Falcon Air Express, Inc. In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to a Boeing 727-200 non-advanced aircraft. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. For the period January 1, 2000 through March 31, 2000, Falcon has paid all but $127,000 in rent (approximately 45% of scheduled rentals) and $13,000 in maintenance reserve payments. Of the total amount of arrearages, only $95,000 has been accrued and is included in rent receivable on the balance sheet. Falcon has provided a security deposit of $95,000 with respect to this lease.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The Boeing 727-200, described as Continental 727 No. 2 was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below 1.5 to 1. Kitty Hawk has provided a security deposit of $225,400. The Partnership has incurred costs of approximately $4.7 million related to the cargo conversion and hushkitting. (See also Note 6 to the unaudited Financial Statements, "Subsequent Events").

         Continental Airlines, Inc. The extended lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions was done at Continental's expense at a maintenance facility. Continental continued to pay rent until the aircraft achieved the lease requirements for its return, which took place on December 16, 1999. The aircraft is being stored until June, 2000 at which time it will enter a modification facility to be converted to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The conversion work is estimated to cost $12.6 million. The Partnership provided a deposit of $790,000 to the third party modification center which will perform the conversion. The Partnership and Emery have signed a lease which provides for 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000.

         Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The leases for the two McDonnell-Douglas DC-9's leased to Aeromexico expired in February, 2000. The Partnership is in negotiations with Aeromexico on the extension of both leases and Aeromexico has been paying on a month-to-month basis while lease extensions are under discussion.

3.       Transactions With Affiliates

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $39,000 of base management fees during the three months ended March 31, 2000.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $87,000 of incentive management fees during the three months ended March 31, 2000.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $80,000 of re-lease fees during the three months ended March 31, 2000.

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three months ended March 31, 2000 payable to the Administrative General Partner.

         During the quarter ended March 31, 2000 the Partnership paid $547,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. The Partnership also paid $94,000 for aircraft parts to a company which is partially owned by an affiliate of the Managing General Partner.

4.       Notes Payable

         The lender increased the Partnership's line of credit to $19.0 million in September, 1999. The outstanding balance under this facility at March 31, 2000 was $16.53 million. The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds. The Partnership has negotiated a loan with a new lender that will permit the borrowing of up to $30 million. (See Note 6 to the unaudited Financial Statements, "Subsequent Events").

5.       Litigation

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

         The Brazilian Court ruled in May, 1999 that the Partnership could repossess the engine in Brazil, although that ruling was stayed until September 3, 1999, after the completion of all of VASP's appeals. The Partnership has the right to export the Brazilian engine and is working with local counsel to obtain the necessary approval to do so.

         A trial was held in Florida in December and January 2000 and an order of the court favorable to the Partnership with respect to the rent and maintenance reserve claims was entered on May 5, 2000, but VASP has 10 days to ask for a rehearing. The damaged engine has been sent to a repair facility in California and will be disassembled for inspection when the Florida court case is finalized. The General Partners will need to make a determination as to whether it is worthwhile to pursue an additional trial for engine damages.

6.         Subsequent Events

         The Partnership closed on a new, $30 million, lending facility with a different lender, on April 14, 2000 and an initial draw down was made of $19.5 million. The proceeds were used to retire existing debt of $16.53 million and to replenish working capital. The term of the loan is six years, with interest only payments the first twelve months. The principal is required to be repaid in equal quarterly installments over the next 60 months. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining term. The Partnership paid a 1.0% commitment fee and the interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgaged interest in all aircraft, except the 50% interest in the USAirways MD-81 aircraft. The facility will also be used to fund the DC-10-10 conversion.

         Kitty Hawk, Inc. (the parent company of Kitty Hawk Aircargo, Inc.) issued a press release on April 11, 2000 disclosing the resignation of its Chief Financial Officer, a potential major write-down in the value of its fleet of

L-1011's, lack of compliance with certain debt covenants which may require the expenditure of $35 million to cure, an inability to meet a May 15th interest payment on senior secured notes and the fact that their auditor's opinion will include a going-concern modification. On April 11, 2000, Standard and Poor's lowered Kitty Hawk, Inc.'s corporate credit, bank loan and senior secured debt rating from "B+" to "CCC." Kitty Hawk failed to make its May 1, 2000 lease payment and filed for protection under Chapter 11 of the U.S. Bankruptcy Code on the same day. Kitty Hawk also has 60 days to affirm or reject the Partnership's lease under Chapter 11 of the U.S. Bankruptcy code.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a diversified portfolio of leased commercial passenger and freighter aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At March 31, 2000, the Partnership's unrestricted cash and cash equivalents of $651,000 was primarily invested in such a fund. This amount was $1,649,000 less than the Partnership's unrestricted cash and equivalents at December 31, 1999 of $2,300,000. This decrease in unrestricted cash was equal to the amount by which the combined total of the quarterly cash distributions paid to the partners and capitalized expenditures for aircraft exceeded cash provided by operating activities during the three months ended March 31, 2000.

         At March 31, 2000 the Partnership was holding $375,000 in restricted cash, which was required as collateral, to obtain a letter of credit in connection with legal action against VASP. (See Note 5 to the unaudited financial statements "Litigation").

         Maintenance reserves payable decreased by $251,000 from $2,311,000 at December 31, 1999 to $2,060,000 at March 31, 2000, respectively, due to the application of Falcon reserves for maintenance work, partially offset by maintenance reserve payments received from Capital Cargo, Kitty Hawk and TNT.

         Accounts payable and accrued expenses decreased by $340,000 from $494,000 at December 31, 1999 to $154,000 at March 31, 2000, respectively, due to obligations for capital expenditures being accrued at December 31, 1999.

         Rent receivable increased by $185,000 from $196,000 at December 31, 1999 to $381,000 at March 31, 2000. This increase resulted from receivables for monthly lease payments from three lessees at March 31, 2000 compared to receivables from two lessees at December 31, 1999.

         Although TWA had a cash position of $165 million at March 31, 2000, given TWA's historical financial difficulties, its ongoing financial losses are of concern. A default or deferral of lease payments on the part of Falcon, or Kitty Hawk, or any other lessee, may affect quarterly distributions. TWA, Falcon and Kitty Hawk accounted for 21%, 6% and 13%, respectively, of the Partnership's lease revenue during the first quarter of 2000. Kitty Hawk was current on all payments to the Partnership as of March 31, 2000, but filed for Chapter 11 bankruptcy protection on May 1, 2000. (See Note 6 to the unaudited Financial Statements, "Subsequent Events").

         The payable to affiliates increased by $207,000 from $969,000 at December 31, 1999 to $1,176,000 at March 31, 2000, due to additional management and release fees being incurred for the quarter ending March 31, 2000.

         Deferred rental income and deposits were $1,398,000 at March 31, 2000 as compared to $1,475,000 at December 31, 1999. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement.

         During the three months ended March 31, 2000, the Partnership paid distributions relating to the fourth quarter of 1999 at the rate of $0.30 per Unit. The $0.30 per Unit is a decrease from the $0.40 per Unit distributions paid for the third quarter of 1999. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A similar distribution at $0.30 per Unit for the first quarter of 2000 was paid on April 25, 2000.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 93% of the cash distributions paid to the partners for the three months ended March 31, 2000 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 84% of the cash distributions paid to the partners from the inception of the Partnership through March 31, 2000 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The lender increased the Partnership's line of credit to $19.0 million in September, 1999. The outstanding balance under this facility at March 31, 2000 was $16.53 million. The Partnership has negotiated a loan with a new lender that will permit the borrowing of up to $30 million. (See Note 6 to the unaudited Financial Statements, "Subsequent Events").

         During first quarter of 2000, the Partnership invested $661,000 in capitalized aircraft improvements, mainly related to the overhaul and repair of an engine for the Boeing 727-200 aircraft leased to Falcon.

         The McDonnell Douglas DC10-10 formerly leased to Continental was returned on December 16, 1999. The aircraft is being stored until June, 2000 at which time it will enter a modification facility to be converted to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The conversion work is estimated to cost $12.6 million. The Partnership and Emery have signed an agreement, which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000.

Litigation
----------

         See Note 5 to the unaudited Financial Statements, "Litigation" for an update on certain legal proceedings.

Results of Operations

         The Partnership's net income was $160,000 for the three months ended March 31, 2000 ("2000 Quarter") as compared to $305,000 for the quarter ended March 31, 1999 ("1999 Quarter").

         The Partnership's net income for the 2000 Quarter decreased as compared to the 1999 Quarter principally due to a decrease in rental and interest income, as well as an increase in interest, general and administrative and direct lease expense. This was partially offset by decreases in depreciation and amortization expense and management and re-lease fees.

         Rental income decreased by $456,000, or 15%, in the 2000 Quarter as compared to the 1999 Quarter, principally due to the absence of rental income related to the DC10-10 aircraft and a decrease in rental income related to the Boeing 727-200 aircraft on lease to Falcon.

         Interest income decreased $14,000, or 50%, for the 2000 Quarter in comparison to the 1999 Quarter, primarily due to lower cash balances and lower interest income on such cash balances.

         Interest expense for the 2000 Quarter increased by $172,000, or 69%, in comparison to the 1999 Quarter due to increases in the note balance and interest rate.

         General and administrative expenses increased by $22,000, or 31% in the 2000 Quarter as compared to the 1999 Quarter due primarily to an increase in legal fees related to the VASP litigation.

         Direct lease expenses increased by $46,000, or 82% in the 2000 Quarter as compared to the 1999 Quarter due primarily to increases in maintenance expense related to several aircraft and insurance expense related to the DC-10-10 aircraft.

         Depreciation and amortization decreased $520,000, or 24%, for the 2000 Quarter, in comparison to the 1999 Quarter, due primarily to the A-300 and DC10-10 aircraft not being depreciated in the 2000 Quarter and a decrease in depreciation related to the Boeing 727-200 aircraft on lease to Kitty Hawk.

         Management and re-lease fees payable to the General Partners for the 2000 Quarter decreased $45,000, or 18%, in comparison to the 1999 Quarter, which was primarily attributable to lower rental revenue in the 2000 Quarter, which serves as the basis for certain fees.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings
         -----------------

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

         The Brazilian Court ruled in May, 1999 that the Partnership could repossess the engine in Brazil, although that ruling was stayed until September 3, 1999, after the completion of all of VASP's appeals. The Partnership has the right to export the Brazilian engine and is working with local counsel to obtain the necessary approval to do so.

         A trial was held in Florida in December and January 2000 and an order of the court favorable to the Partnership with respect to the rent and maintenance reserve claims was entered on May 5, 2000, but VASP has 10 days to ask for a rehearing. The damaged engine has been sent to a repair facility in California and will be disassembled for inspection when the Florida court case is finalized. The General Partners will need to make a determination as to whether it is worthwhile to pursue an additional trial for engine damages.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  27. Financial Data Schedule (in electronic format only).

         (b)      Reports on Form 8-K

                  The Partnership filed a Form 8-K on January 21, 2000, reporting a change in the distribution rate to limited partners, under Item 5, Other Events.

                  The Partnership also filed a Form 8-K on April 27, 2000, reporting another distribution at the lowered rate and a new lending facility, under Item 5, Other Events.

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

                                  Pegasus Aircraft Partners II, L.P.
                                  (Registrant)

                                   By: Air Transport Leasing, Inc.
                                       Administrative General Partner

Date:  May 12, 2000                By: /s/ CARMINE FUSCO
                                       -----------------
                                       Carmine Fusco
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial and Accounting Officer