Form 10-Q
period 2000-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2000-08-11
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                              --------------------------------------------------

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

                       This document consists of 19 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2000



                                TABLE OF CONTENTS



                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited)

                    Balance Sheets - June 30, 2000 and December 31, 1999      3

                    Statements of Income for the three months
                    ended June 30, 2000 and 1999                              4

                    Statements of Income for the six months
                    ended June 30, 2000 and 1999                              5

                    Statements of Partners' Capital for the six months
                    ended June 30, 2000 and 1999                              6

                    Statements of Cash Flows for the six months
                    ended June 30, 2000 and 1999                              7

                    Notes to Financial Statements                             8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            13


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        17

          Item 6.   Exhibits and Reports on Form 8-K                         17

          Signature                                                          18

                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.   Financial Statements
          --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

        BALANCE SHEETS -- JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
        -----------------------------------------------------------------

                                     ASSETS
                                                        2000         1999
                                                        ----         ----
                                                (in thousands, except unit data)

Cash and cash equivalents                             $  3,523     $  2,300
Restricted cash                                             --          371
Rent receivable                                            381          196
Aircraft, net                                           41,258       44,491
Other assets                                             1,077          805
                                                      --------     --------
   Total Assets                                       $ 46,239     $ 48,163
                                                      ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued interest payable                              $    108     $     --
Accounts payable and accrued expenses                    1,731          494
Payable to affiliates                                    1,367          969
Deferred rental income and deposits                      1,338        1,475
Maintenance reserves payable                             1,575        2,311
Distributions payable to partners                        2,199        2,199
Notes payable                                           19,500       16,530
                                                      --------     --------
   Total Liabilities                                    27,818       23,978
                                                      --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' CAPITAL:
General Partners                                      $   (854)    $   (796)
Limited Partners (7,255,000 units issued and
 outstanding in 2000 and 1999)                          19,275       24,981
                                                      --------     --------
   Total Partners' Capital                              18,421       24,185
                                                      --------     --------
      Total Liabilities and Partners' Capital         $ 46,239     $ 48,163
                                                      ========     ========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                -------------------------------------------------
                                   (unaudited)



                                                      2000              1999
                                                      ----              ----
                                                    (in thousands, except unit
                                                    data and per unit amounts)

REVENUES:
   Rentals from operating leases                   $     2,589       $     2,928
   Interest                                                 34                35
                                                   -----------       -----------
                                                         2,623             2,963
                                                   -----------       -----------

EXPENSES:
   Depreciation and amortization                         1,736             2,277
   Write-downs                                           1,400                --
   Management and re-lease fees                            192               233
   Interest                                                561               284
   General and administrative                              130                79
   Direct lease                                             80                49
   Return condition settlement                              51                --
                                                   -----------       -----------
                                                         4,150             2,922
                                                   -----------       -----------

NET INCOME (LOSS)                                  $    (1,527)      $        41
                                                   ===========       ===========

NET INCOME (LOSS) ALLOCATED:
   To the General Partners                         $       (15)      $        --
   To the Limited Partners                              (1,512)               41
                                                   -----------       -----------
                                                   $    (1,527)      $        41
                                                   ===========       ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                $      (.21)      $       .01
                                                   ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS
     ISSUED AND OUTSTANDING                          7,255,000         7,255,000
                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 -----------------------------------------------
                                   (unaudited)


                                                      2000              1999
                                                      ----              ----
                                                    (in thousands, except unit
                                                     data and per unit amounts)

REVENUES:
    Rentals from operating leases                  $     5,241       $     6,036
    Interest                                                48                63
                                                   -----------       -----------
                                                         5,289             6,099
                                                   -----------       -----------

EXPENSES:
    Depreciation and amortization                        3,422             4,483
    Write-downs                                          1,400                --
    Management and re-lease fees                           398               484
    Interest                                               981               532
    General and administrative                             222               149
    Direct lease                                           182               105
    Return condition settlement                             51                --
                                                   -----------       -----------
                                                         6,656             5,753
                                                   -----------       -----------

NET INCOME (LOSS)                                  $    (1,367)      $       346
                                                   ===========       ===========

NET INCOME (LOSS) ALLOCATED:
    To the General Partners                        $       (14)      $         3
    To the Limited Partners                             (1,353)              343
                                                   -----------       -----------
                                                   $    (1,367)      $       346
                                                   ===========       ===========

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                               $      (.19)      $       .05
                                                   ===========       ===========

WEIGHTED AVERAGE NUMBER OF
    LIMITED PARTNERSHIP UNITS
      ISSUED AND OUTSTANDING                         7,255,000         7,255,000
                                                   ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 -----------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                (dollar amounts in thousands)

Balance, January 1, 2000                       $   (796)   $ 24,981    $ 24,185

   Net loss                                         (14)     (1,353)     (1,367)

   Distributions to partners declared               (44)     (4,353)     (4,397)
                                               --------    --------    --------

Balance, June 30, 2000                         $   (854)   $ 19,275    $ 18,421
                                               ========    ========    ========


Balance, January 1, 1999                       $   (868)   $ 35,068    $ 34,200

   Net income                                         3         343         346

   Distributions to partners declared               (59)     (5,804)     (5,863)
                                               --------    --------    --------

Balance, June 30, 1999                         $   (924)   $ 29,607    $ 28,683
                                               ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 -----------------------------------------------
                                   (unaudited)

                                                           2000       1999
                                                           ----       ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $(1,367)   $   346
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization                        3,422      4,483
      Write-downs                                          1,400         --
       Change in assets and liabilities:
       Rent and other receivables                           (185)        26
       Other assets                                         (272)        17
       Accounts payable and accrued expenses               1,237         (7)
       Payable to affiliates                                 398        (98)
       Accrued interest payable                              108         94
       Deferred rental income and deposits                  (137)       (86)
       Maintenance reserves payable                           45        273
                                                         -------    -------
         Net cash provided by operating activities         4,649      5,048
                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                      (2,370)      (826)
   Decrease (increase) in restricted cash                    371       (364)
                                                         -------    -------
         Net cash used in investing activities            (1,999)    (1,190)
                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                              2,970      2,500
   Cash distributions paid to partners                    (4,397)    (5,863)
                                                         -------    -------
         Net cash used in financing activities            (1,427)    (3,363)
                                                         -------    -------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                        1,223        495

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                  2,300      2,863
                                                         -------    -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                      $ 3,523    $ 3,358
                                                         =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                            $   863    $   434

   Non-cash investing activities:
     Application of maintenance reserves payable
       to the carrying value of aircraft                 $   781    $    --

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 2000
                                  -------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. (Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                         2000           1999
                                                         ----           ----

         Aircraft on operating leases, at cost         $ 97,291       $ 96,525
         Less:  Accumulated depreciation                (58,008)       (54,586)
                Write-downs                              (7,710)        (7,710)
                                                       --------       --------
                                                       $ 31,573       $ 34,229
                                                       --------       --------

         Aircraft held for lease, at cost              $ 67,525       $ 65,921
         Less:  Accumulated depreciation                (34,877)       (34,877)
                Write-downs*                            (12,848)       (10,667)
                  Lease Settlement accounted
                  for under the cost recovery method    (10,115)       (10,115)
                                                       --------       --------
                                                          9,685         10,262
                                                       --------       --------
         Aircraft, net                                 $ 41,258       $ 44,491
                                                       ========       ========

* $781,000 of maintenance reserves applied to the carrying value of aircraft have been grouped with write-downs in the table

         Airbus A-300 Aircraft. In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of the CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus an hourly rental of $225 per engine hour, with a minimum of 4 hours per cycle. The Partnership and VASP extended the lease to December 1998 and then to June, 1999. In December 1998, the Partnership and VASP entered into an agreement for the lease of the second engine from the A-300 aircraft, the terms of which were the same as the first engine lease. Both engine leases were scheduled to expire in June 1999.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments, for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. VASP failed to pay rent on the engines and after being unable to come to agreement with VASP, the Partnership filed suit in Brazil and Florida. (See Note 5 to the unaudited Financial Statements, "Litigation"). The Partnership wrote down the carrying value of the aircraft and engines by $1.4 million in the 2nd quarter of 2000. Also, $781,000 of collected maintenance reserves related to the aircraft's engines were applied against the carrying value of the aircraft, so that the carrying value approximates the estimated current market value.

         During the first quarter of 1999, one of the engines on lease to VASP failed. As part of the Florida legal action, this engine was repossessed in Florida in June, 1999. It was sent to a General Electric repair facility in California, where, given the May 2000 judgement received in Florida, a detailed analysis of its condition can now be conducted. The serviceable engine is being re-marketed for re-lease. The Partnership continues to re-market this aircraft for lease or sale, although given the fact that the airframe requires a heavy maintenance check, it is more likely to be sold than leased. (See Note 5 to the unaudited Financial Statements, "Litigation").

         Falcon Air Express, Inc. In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to a Boeing 727-200 non-advanced aircraft. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. The Partnership has agreed in principle to an early termination of the lease at the occasion of the next "C" check, anticipated to be September, 2001, at which time the Partnership will evaluate its options related to performing a "C" check and the remarketing of the aircraft.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. For the period January 1, 2000 through June 30, 2000, Falcon owed $570,000 in rent and approximately $132,000 in maintenance reserves. For the period January 1, 2000 through June 30, 2000, Falcon paid approximately $253,000 in rent and $54,000 in maintenance reserves. Of the total amount of arrearages, only $95,000 has been accrued and is included in rent receivable on the balance sheet. Falcon has provided a security deposit of $95,000 with respect to this lease.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). The Boeing 727-200 was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below
1.5  to 1.  Kitty  Hawk  has  provided  a  security  deposit  of  $225,400.  The

Partnership has incurred costs of approximately $4.7 million related to the cargo conversion and hushkitting.

         Kitty Hawk, Inc. (the parent company of Kitty Hawk Aircargo, Inc.) issued a press release on April 11, 2000 disclosing a potential major write-down in the value of its fleet of L-1011's, lack of compliance with certain debt covenants which may require the expenditure of $35 million to cure, an inability to meet a May 15th interest payment on senior secured notes and the fact that their auditor's opinion will include a going-concern modification. Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but, with Bankruptcy Court approval, has made all payments due to the Partnership as of June 30, 2000.

         Continental Airlines, Inc. The extended lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions was done at Continental's expense at a maintenance facility. Continental continued to pay rent until the aircraft achieved the lease requirements for its return, which took place on December 16, 1999. The aircraft was being stored until June, 2000 at which time it entered a modification facility to be converted to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The conversion work is estimated to cost $12.6 million. The Partnership provided a deposit of $790,000 to the third party modification center which will perform the conversion. The Partnership and Emery have signed a lease which provides for 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000. The Partnership had incurred approximately $2 million of the conversion costs as of June 30, 2000.

         Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The leases for the two McDonnell-Douglas DC-9's leased to Aeromexico expired in February, 2000. The Partnership is in negotiations with Aeromexico on the extension of both leases and Aeromexico has been paying on a month-to-month basis while lease extensions are under discussion.

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $38,000 and $77,000 of base management fees during the three and six months ended June 30, 2000, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $76,000 and $163,000 of incentive management fees during the three and six months ended June 30, 2000, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $78,000 and $158,000 of re-lease fees during the three and six months ended June 30, 2000, respectively.

         Payment on a current basis of the above fee is subordinated to the limited partners receiving 8% annual non-cumulative cash distributions based upon original contributed capital (as defined in the Partnership Agreement). Fees not paid on a current basis are accrued. Since 1996, as part of a class action settlement, an affiliate of the Administrative General Partner places fees and distributions remitted to it by the Administrative General Partner into an account for the benefit of the class action members.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three and six months ended June 30, 2000 payable to the Administrative General Partner.

         During the six months ended June 30, 2000 the Partnership paid $650,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. The Partnership also paid $162,000 for aircraft parts to a company which is partially owned by an affiliate of the Managing General Partner.

4.       Notes Payable

         The Partnership closed on a new, $30 million, lending facility with a different lender, on April 14, 2000 and an initial draw down was made of $19.5 million, which is the balance at June 30, 2000. The facility is limited to $25 million unless the Aeromexico leases are extended for two years. The proceeds were used to retire existing debt of $16.53 million and to replenish working capital. The term of the loan is six years, with interest only payments the first twelve months. The principal is required to be repaid in equal quarterly installments over the next 60 months. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining term. The Partnership paid a 1.0% commitment fee and the interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgaged interest in all aircraft, except the 50% interest in the USAirways MD-81 aircraft. The loan agreement requires that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees. The facility will also be used to fund the DC10-10 conversion.

5.       Litigation

         As set forth in Note 2 to the unaudited Financial Statements, the Partnership sued Viacao Aerea Sao Paulo S.A. ("VASP") in Miami, Florida and Brazil to repossess its engines and to collect the monies that were due under the lease agreements.

         The Brazilian proceedings required posting of a letter of credit and segregation by the Partnership of $371,000 in a restricted cash account. The letter of credit has expired and the cash is no longer restricted.

         The Brazilian Court ruled in May, 1999 that the Partnership could repossess the engine in Brazil, although that ruling was stayed until September 3, 1999, after the completion of all of VASP's appeals. The Partnership has returned the engine to the United States and is remarketing it for lease.

         Following a trial in Florida in December 1999 and January 2000 the Partnership received a judgment entered on May 5, 2000, against VASP. The Court also reserved jurisdiction to determine the Partnership's losses because of damage to the one engine. That engine is now at a California repair facility where it will be disassembled for inspection. The General Partners will thereafter determine whether it is worthwhile to repair the engine or sell its individual parts, and whether to pursue an additional damage award.

         The Florida judgment has not yet proven collectible as VASP appears to have ceased all business activity in Florida. VASP assets located by the Partnership in Florida have been liened by a creditor who received an earlier judgment. This, in the opinion of the Partnership's counsel, makes any collection in Florida unlikely. The Partnership is attempting to domesticate the Florida judgment against VASP in Brazil, in an attempt to collect from assets located there.

ITEM 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

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

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a diversified portfolio of commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures or to meet requirements of the loan agreement or other contingencies.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At June 30, 2000, the Partnership's unrestricted cash and cash equivalents of $3,523,000 were primarily invested in such a fund. This amount was $1,223,000 more than the Partnership's unrestricted cash and equivalents at December 31, 1999 of $2,300,000. This increase in unrestricted cash was due to cash provided by operating activities and the proceeds from notes payable exceeding the quarterly cash distributions paid to the partners and capitalized expenditures for aircraft during the six months ended June 30, 2000.

         Rent receivable increased by $185,000 from $196,000 at December 31, 1999, to $381,000 at June 30, 2000. This increase resulted from receivables for monthly lease payments from three lessees at June 30, 2000 compared to receivables from two lessees at December 31, 1999.

         Although TWA had a cash position of $194 million at June 30, 2000 and reported a slightly narrower loss during the second quarter of 2000 versus the prior year's quarter, given TWA's historical financial difficulties, its ongoing financial losses are of concern. A default or deferral of lease payments on the part of TWA, or Kitty Hawk, or any other lessee, may affect quarterly distributions. TWA and Kitty Hawk accounted for 21% and 13%, resepectively, of the Partnership's lease revenue during the first six months of 2000. Kitty Hawk was current on all payments due to the Partnership as of June 30, 2000, but filed for Chapter 11 bankruptcy protection on May 1, 2000.

         Other assets increased $272,000 from $805,000 at December 31, 1999, to $1,077,000 at June 30, 2000. This increase was primarily due to the commitment fee paid in connection with the new loan facility. (See Note 4 to the unaudited Financial Statements, "Notes Payable").

         Accrued interest payable was $108,000 at June 30, 2000, due to interest accrued related to the new note payable (a difference in payment dates between the new and old facilities). (See Note 4 to the unaudited Financial Statements, "Notes Payable"). There was no accrued interest payable at December 31, 1999.

         Accounts payable and accrued expenses increased by $1,237,000 from $494,000 at December 31, 1999, to $1,731,000 at June 30, 2000, primarily due to capital expenditures accrued for work performed on the McDonnell Douglas DC10-10 aircraft during the six months ended June 30, 2000, as discussed in Note 2 to the unaudited Financial Statements.

         The payable to affiliates increased by $398,000 from $969,000 at December 31, 1999, to $1,367,000 at June 30, 2000, due to additional management and release fees being incurred, but not paid, during the six months ended June 30, 2000.

         Deferred rental income and deposits were $1,338,000 at June 30, 2000, as compared to $1,475,000 at December 31, 1999. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement.

         Maintenance reserves payable were $1,575,000 at June 30, 2000, as compared to $2,311,000 at December 31, 1999. The decrease was primarily due to $781,000 of reserves being applied against the carrying value of the A-300 aircraft, as discussed below.

         Notes payable were $19,500,000 at June 30, 2000, as compared to $16,530,000 at December 31, 1999, due to additional proceeds from a new lender, as discussed below. If the lending facility is limited to $25 million instead of $30 million, the Partnership may need to temporarily suspend distributions in order to fully fund the DC10-10 conversion.

         During the three months ended June 30, 2000, the Partnership paid distributions relating to the first quarter of 2000 at the rate of $0.30 per Unit. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A similar distribution at $0.30 per Unit for the second quarter of 2000 was paid in July, 2000.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, 100% of the cash distributions paid to the partners for the three months ended June 30, 2000 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 86% of the cash distributions paid to the partners from the inception of the Partnership through June 30, 2000 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The Partnership closed on a new, $30 million, lending facility with a different lender, on April 14, 2000 and an initial draw down was made of $19.5 million, which is the balance at June 30, 2000. The facility is limited to $25 million unless the Aeromexico leases are extended for two years. The proceeds were used to retire existing debt of $16.53 million and to replenish working capital. The term of the loan is six years, with interest only payments the first twelve months. The principal is required to be repaid in equal quarterly installments over the next 60 months. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining term. The Partnership paid a 1.0% commitment fee and the interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgaged interest in all aircraft, except the 50% interest in the USAirways MD-81 aircraft. The loan agreement requires that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees. The facility will also be used to fund the DC10-10 conversion.

         During the first six months of 2000, the Partnership invested approximately $2.4 million in capitalized aircraft improvements, mainly related to the McDonnell Douglas DC10-10 conversion (as discussed below) and the overhaul and repair of an engine for the Boeing 727-200 aircraft leased to Falcon.

         The McDonnell Douglas DC10-10 formerly leased to Continental was returned on December 16, 1999. The aircraft was being stored until June, 2000 at which time it entered a modification facility to be converted to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The conversion work is estimated to cost $12.6 million. The Partnership and Emery have signed an agreement, which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000. The Partnership had incurred approximately $2 million of the conversion costs as of June 30, 2000.

Litigation
----------

         See Note 5 to the unaudited Financial Statements, "Litigation" for an update on certain legal proceedings.

Results of Operations
---------------------

         The Partnership's net loss was $1,527,000 and $1,367,000 for the quarter and six months ended June 30, 2000 (the "2000 Quarter" and "2000 Period"), respectively, as compared to net income of $41,000 and $346,000 for the quarter and six months ended June 30, 1999 (the "1999 Quarter" and "1999 Period"), respectively.

         The Partnership's net income for the 2000 Period and 2000 Quarter decreased as compared to the 1999 Period and 1999 Quarter principally due to a $1,400,000 write-down of the A-300 aircraft. Also contributing to this decrease was a decrease in rental income, as well as an increase in interest, general and administrative and direct lease expense. This was partially offset by decreases in depreciation and amortization expense and management and re-lease fees.

         Rental income decreased by $339,000 and $795,000, or 12% and 13%, respectively, in the 2000 Quarter and 2000 Period, as compared to the 1999 Quarter and 1999 Period, principally due to the absence of rental income related to the DC10-10 aircraft and a decrease in rental income related to the Boeing 727-200 aircraft on lease to Falcon. This was partially offset by an increase in rental income related to the Boeing 727-200 aircraft on lease to Kitty Hawk.

         Interest income decreased $15,000, or 24%, for the 2000 Period, in comparison to the 1999 Period, primarily due to lower cash balances and lower interest income on such cash balances during the first quarter 2000.

         Depreciation and amortization decreased $541,000 and $1,061,000, or 24%, for both the 2000 Quarter and 2000 Period, respectively, in comparison to the 1999 Quarter and 1999 Period, due primarily to the A-300 and DC10-10 aircraft not being depreciated in the 2000 Quarter and 2000 Period and a decrease in depreciation related to the Boeing 727-200 aircraft on lease to Kitty Hawk.

         The Partnership provided a write-down of $1,400,000 on the A-300 aircraft and $781,000 of maintenance reserves related to the aircraft's engines were applied against the carrying value of the aircraft in order to reduce its value to an approximation of market value at June 30, 2000. There were no write-downs during the 1999 Period.

         Management and re-lease fees payable to the General Partners decreased $41,000 and $86,000, or 18%, for both the 2000 Quarter and 2000 Period, respectively, in comparison to the 1999 Quarter and 1999 Period, which was primarily attributable to lower rental revenue in the 2000 Quarter and 2000 Period, which serves as the basis for certain fees.

         Interest expense for the 2000 Quarter and 2000 Period increased by $277,000 and $449,000 or 98%, and 84%, respectively, in comparison to the 1999 Quarter and 1999 Period due to increases in the note balance and interest rate.

         General and administrative expenses increased by $51,000 and $73,000, or 65% and 49%, respectively, in the 2000 Quarter and 2000 Period, in comparison to the 1999 Quarter and 1999 Period. This increase is primarily due to an increase in legal fees related to the VASP litigation, as well as increases in audit and tax and appraisal fees. Partially offsetting these increases are decreases in transfer agent and investor report fees.

         Direct lease expenses increased by $31,000 and $77,000, or 63% and 73%, respectively, in the 2000 Quarter and 2000 Period, as compared to the 1999
Quarter and 1999 Period, due primarily to increases in maintenance expense related to several aircraft and insurance expense related to the DC-10-10 aircraft.

         Return condition settlement expense of $51,000 was recognized during the 2000 Period, resulting from a return condition settlement agreement with Continental Airlines, Inc., relating to the aircraft on lease to Kitty Hawk. There was no corresponding expense in the 1999 Period.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings
         -----------------

         As set forth in Note 2 to the unaudited Financial Statements, the Partnership sued Viacao Aerea Sao Paulo S.A. ("VASP") in Miami, Florida and Brazil to repossess its engines and to collect the monies that were due under the lease agreements.

         The Brazilian proceedings required posting of a letter of credit and segregation by the Partnership of $371,000 in a restricted cash account. The letter of credit has expired and the cash is no longer restricted.

         The Brazilian Court ruled in May, 1999 that the Partnership could repossess the engine in Brazil, although that ruling was stayed until September 3, 1999, after the completion of all of VASP's appeals. The Partnership has returned the engine to the United States and is remarketing it for lease.

         Following a trial in Florida in December 1999 and January 2000 the Partnership received a judgment entered on May 5, 2000, against VASP. The Court also reserved jurisdiction to determine the Partnership's losses because of damage to the one engine. That engine is now at a California repair facility where it will be disassembled for inspection. The General Partners will thereafter determine whether it is worthwhile to repair the engine or sell its individual parts, and whether to pursue an additional damage award.

         The Florida judgment has not yet proven collectible as VASP appears to have ceased all business activity in Florida. VASP assets located by the Partnership in Florida have been liened by a creditor who received an earlier judgment. This, in the opinion of the Partnership's counsel, makes any collection in Florida unlikely. The Partnership is attempting to domesticate the Florida judgment against VASP in Brazil, in an attempt to collect from assets located there.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  27. Financial Data Schedule (in electronic format only).

         (b)      Reports on Form 8-K

                  The Partnership filed a Form 8-K on April 27, 2000, reporting another distribution at the lowered rate and a new lending facility, under Item 5, Other Events.

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

                                  Pegasus Aircraft Partners II, L.P.
                                  (Registrant)

                                   By: Air Transport Leasing, Inc.
                                       Administrative General Partner

Date:  August 10, 2000             By: /s/ CARMINE FUSCO
                                       -----------------
                                       Carmine Fusco
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial and Accounting Officer