Form 10-Q
period 2000-09-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2000-11-27
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                              --------------------------------------------------

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

                       This document consists of 19 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2000



                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited)

                    Balance Sheets - September 30, 2000 and
                    December 31, 1999                                         3

                    Statements of Income for the three months
                    ended September 30, 2000 and 1999                         4

                    Statements of Income for the nine months
                    ended September 30, 2000 and 1999                         5

                    Statements of Partners' Capital for the nine months
                    ended September 30, 2000 and 1999                         6

                    Statements of Cash Flows for the nine months
                    ended September 30, 2000 and 1999                         7

                    Notes to Financial Statements                             8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            13


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        17

          Item 6.   Exhibits and Reports on Form 8-K                         17

          Signature                                                          18

                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.  Financial Statements
         --------------------


                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

     BALANCE SHEETS -- SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
     ----------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                         2000       1999
                                                         ----       ----
                                                (in thousands, except unit data)


   Cash and cash equivalents                           $  3,674   $  2,300
   Restricted cash                                           --        371
   Rent receivable                                          196        196
   Aircraft, net                                         41,560     44,491
   Other assets                                           1,052        805
                                                       --------   --------
           Total Assets                                $ 46,482   $ 48,163
                                                       ========   ========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
   Accrued interest payable                            $    126   $     --
   Accounts payable and accrued expenses                    578        494
   Payable to affiliates                                  1,564        969
   Deferred rental income and deposits                    1,279      1,475
   Maintenance reserves payable                           1,936      2,311
   Distributions payable to partners                         --      2,199
   Notes payable                                         22,660     16,530
                                                       --------   --------
           Total Liabilities                             28,143     23,978
                                                       --------   --------

COMMITMENTS  AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' CAPITAL:
   General Partners                                        (855)      (796)
   Limited Partners (7,255,000 units issued
     and outstanding in 2000 and 1999)                   19,194     24,981
                                                       --------   --------
           Total Partners' Capital                       18,339     24,185
                                                       --------   --------
              Total Liabilities and Partners' Capital  $ 46,482   $ 48,163
                                                       ========   ========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             ------------------------------------------------------
                                   (unaudited)



                                                         2000            1999
                                                         ----            ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
    Rentals from operating leases                    $     2,659     $     2,873
    Interest                                                  44              22
    Gain on sale of engines and equipment                     --             173
                                                     -----------     -----------
                                                           2,703           3,068
                                                     -----------     -----------

EXPENSES:
    Depreciation and amortization                          1,736           1,933
    Management and re-lease fees                             197             246
    Interest                                                 640             294
    General and administrative                               110              79
    Direct lease                                             102              62
                                                     -----------     -----------
                                                           2,785           2,614
                                                     -----------     -----------

NET (LOSS) INCOME                                    $       (82)    $       454
                                                     ===========     ===========

NET (LOSS) INCOME  ALLOCATED:
    To the General Partners                          $        (1)    $       177
    To the Limited Partners                                  (81)            277
                                                     -----------     -----------
                                                     $       (82)    $       454
                                                     ===========     ===========

NET (LOSS) INCOME PER LIMITED
    PARTNERSHIP UNIT                                 $     (0.01)    $      0.04
                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
    LIMITED PARTNERSHIP UNITS
      ISSUED AND OUTSTANDING                           7,255,000       7,255,000
                                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------
                                   (unaudited)


                                                         2000           1999
                                                         ----           ----
                                                     (in thousands, except unit
                                                     data and per unit amounts)

REVENUE:
    Rentals from operating leases                    $     7,900     $     8,909
    Interest                                                  92              85
    Gain on sale of engines and equipment                     --             173
                                                     -----------     -----------
                                                           7,992           9,167
                                                     -----------     -----------

EXPENSES:
    Depreciation and amortization                          5,158           6,416
    Write-downs                                            1,400              --
    Management and re-lease fees                             595             730
    Interest                                               1,621             826
    General and administrative                               332             228
    Direct lease                                             284             167
    Return condition settlement                               51              --
                                                     -----------     -----------
                                                           9,441           8,367
                                                     -----------     -----------

NET (LOSS) INCOME                                    $    (1,449)    $       800
                                                     ===========     ===========

NET (LOSS) INCOME ALLOCATED:
    To the General Partners                          $       (15)    $       180
    To the Limited Partners                               (1,434)            620
                                                     -----------     -----------
                                                     $    (1,449)    $       800
                                                     ===========     ===========

NET (LOSS) INCOME PER LIMITED
    PARTNERSHIP UNIT                                 $     (0.20)    $      0.09
                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
    LIMITED PARTNERSHIP UNITS
      ISSUED AND OUTSTANDING                           7,255,000       7,255,000
                                                     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners     Total
                                               --------    --------     -----
                                                (dollar amounts in thousands)

Balance, January 1, 2000                       $   (796)   $ 24,981    $ 24,185

   Net loss                                         (15)     (1,434)     (1,449)

   Distributions to partners declared               (44)     (4,353)     (4,397)
                                               --------    --------    --------

Balance, September 30, 2000                    $   (855)   $ 19,194    $ 18,339
                                               ========    ========    ========


Balance, January 1, 1999                       $   (868)   $ 35,068    $ 34,200

   Net income                                       180         620         800

   Distributions to partners declared               (88)     (8,706)     (8,794)
                                               --------    --------    --------

Balance, September 30, 1999                    $   (776)   $ 26,982    $ 26,206
                                               ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------
                                   (unaudited)

                                                         2000         1999
                                                         ----         ----
                                                   (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                    $(1,449)    $   800
   Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
     Gain on sale of engines and equipment                 --          (173)
     Depreciation and amortization                        5,157       6,416
     Write-downs                                          1,400        --
     Change in assets and liabilities:
       Rent and other receivables                          --            35
       Other assets                                        (247)         (3)
       Accounts payable and accrued expenses                 84          10
       Payable to affiliates                                595         148
       Accrued interest payable                             126          99
       Deferred rental income and deposits                 (196)         19
       Maintenance reserves payable                         406         393
                                                        -------     -------
         Net cash provided by operating activities        5,876       7,744
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized aircraft improvements                     (4,407)     (3,903)
   Proceeds from the sale of engines and equipment         --           259
   Decrease (increase) in restricted cash                   371        (368)
                                                        -------     -------
         Net cash used in investing activities           (4,036)     (4,012)
                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                             6,130       5,310
   Cash distributions paid to partners                   (6,596)     (8,794)
                                                        -------     -------
         Net cash used in financing activities             (466)     (3,484)
                                                        -------     -------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                       1,374         248

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                 2,300       2,863
                                                        -------     -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                     $ 3,674     $ 3,111
                                                        =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                           $ 1,473     $   720

   Non-cash investing activities:
     Application of maintenance reserves payable
       to the carrying value of aircraft                $   781     $    --


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 2000
                               ------------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The accompanying unaudited financial statements should be read in conjuction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The Partnership intends to adopt the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K for the fiscal year ending December 31, 2000 and will account for its investment in the Trust which owns the MD-81 aircraft leased to US Airways under the equity method. The Partnership will also provide the information required by SAB 74. If the equity method had been adopted in the accompanying financial statements, revenue from operating leases for the nine months ended September 30, 2000 would be $6,989,000, and depreciation and amortization would be $4,580,000. Revenue from operating leases for the nine months ended September 30, 1999 would be $7,998,000, and depreciation and amortization would be $5,838,000. If the equity method had been adopted, net income for each of the nine month periods would be unchanged. Equity in earnings of the MD-81 Trust for the respective periods was $333,000 for both 2000 and 1999, which would have been included in the revenue portion of the income statement, causing no change to the reported net income.

2.       Aircraft

         The Partnership's net investment in aircraft as of September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                         2000          1999
                                                         ----          ----

         Aircraft on operating leases, at cost         $ 97,291      $ 96,525
         Less:  Accumulated depreciation                (59,743)      (54,586)
                 Write-downs                             (7,710)       (7,710)
                                                       --------      --------
                                                       $ 29,838      $ 34,229
                                                       --------      --------

         Aircraft held for lease, at cost              $ 69,562      $ 65,921
         Less:   Accumulated depreciation               (34,877)      (34,877)
                 Write-downs*                           (22,963)      (20,782)
                                                       --------      --------
                                                         11,722        10,262
                                                       --------      --------
         Aircraft, net                                 $ 41,560      $ 44,491
                                                       ========      ========

* $781,000 of maintenance reserves applied to the carrying value of aircraft and $10,115,000 lease settlement accounted for under the cost recovery method have been grouped with write-downs in the table

         Airbus A-300 Aircraft. In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of the CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus an hourly rental of $225 per engine hour, with a minimum of 4 hours per cycle. The Partnership and VASP extended the lease to December 1998 and then to June, 1999. In December 1998, the Partnership and VASP entered into an agreement for the lease of the second engine from the A-300 aircraft, the terms of which were the same as the first engine lease. Both engine leases were scheduled to expire in June 1999.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments, for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. VASP failed to pay rent on the engines and after being unable to come to agreement with VASP, the Partnership filed suit in Brazil and Florida. (See Note 5 to the unaudited Financial Statements, "Litigation"). The Partnership wrote down the carrying value of the aircraft and engines by $1.4 million in the second quarter of 2000. Also, $781,000 of collected maintenance reserves related to the aircraft's engines were applied against the carrying value of the aircraft, so that the carrying value approximates the estimated current market value.

         During the first quarter of 1999, one of the engines on lease to VASP failed. As part of the Florida legal action, this engine was repossessed in Florida in June, 1999. It was sent to a repair facility in California and subsequently to a repair facility in Canada, where, given the May 2000 judgement received in Florida, a detailed analysis of its condition is being conducted. The serviceable engine was repossessed and is being re-marketed for re-lease. The Partnership continues to re-market this aircraft for lease or sale, although given the fact that the airframe requires a heavy maintenance check, it is more likely to be sold than leased.

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

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. For the period
January 1, 2000 through September 30, 2000, Falcon owed $855,000 in rent and approximately $310,000 in maintenance reserves. For the period January 1, 2000 through September 30, 2000, Falcon paid approximately $420,000 in rent and $187,000 in maintenance reserves. Of the total amount of arrearages, only $95,000 has been accrued and is included in rent receivable on the balance sheet. Falcon has provided a security deposit of $95,000 with respect to this lease.

         During first quarter of 2000, the Partnership invested $661,000 in capitalized aircraft improvements, mainly related to the overhaul and repair of an engine for the Boeing 727-200 aircraft leased to Falcon.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). A Boeing 727-200 was converted to a freighter, hushkitted and delivered to Kitty Hawk in November 1999. The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below
1.5 to 1. Kitty Hawk has provided a security deposit of $225,400. The Partnership has incurred costs of approximately $4.7 million related to the cargo conversion and hushkitting.

         Kitty Hawk filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but, with Bankruptcy Court approval, has made all payments due to the Partnership as of September 30, 2000. Kitty Hawk has submitted a plan of reorganization with the Court, although such a plan has not been approved.

         McDonnell Douglas DC 10-10. The extended lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions was done at Continental's expense at a maintenance facility. Continental continued to pay rent until the aircraft achieved the lease requirements for its return, which took place on December 16, 1999. The aircraft was being stored until June, 2000 at which time it entered a modification facility to be converted to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The conversion work is estimated to cost $12.6 million. The Partnership provided a deposit of $790,000 to the third party modification center which will perform the conversion. The Partnership and Emery have signed a lease which provides for a term of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000. The Partnership had incurred approximately $4 million of cumulative conversion costs as of September 30, 2000.

         Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The leases for the two McDonnell-Douglas DC-9's leased to Aeromexico expired in February, 2000 and Aeromexico has been paying on a month-to-month basis. (See Note 6 to the unaudited Financial Statements, "Subsequent Events").

3.       Transactions With Affiliates

         Base Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned a total of $39,000 and $116,000 of base management fees during the three and nine months ended September 30, 2000, respectively.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned a total of $78,000 and $241,000 of incentive management fees during the three and nine months ended September 30, 2000, respectively.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned a total of $80,000 and $238,000 of re-lease fees during the three and nine months ended September 30, 2000, respectively.

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three and nine months ended September 30, 2000 payable to the Administrative General Partner.

         During the nine months ended September 30, 2000 the Partnership paid $653,000 to a maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. The Partnership also paid $162,000 for aircraft parts to a company which is partially owned by an affiliate of the Managing General Partner.

4.       Notes Payable

         The Partnership closed on a new, $30 million, lending facility on April 14, 2000 and an initial draw down was made of $19.5 million. The balance was $22.66 million at September 30, 2000. The facility is limited to $25 million because the Aeromexico leases were not extended for two years. The proceeds were used to retire existing debt of $16.53 million and to replenish working capital. The term of the loan is six years, with interest only payments the first twelve months. Thereafter, principal is required to be repaid in equal quarterly installments over 60 months with the first payment due in April 2001. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining term.

The Partnership paid a 1.0% commitment fee and the interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgaged interest in all aircraft, except the 50% interest in the USAirways MD-81 aircraft. The loan agreement requires that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees. The facility is also being used to fund the DC10-10 conversion.

5.       Litigation

         As set forth in Note 2 to the unaudited Financial Statements, the Partnership sued Viacao Aerea Sao Paulo S.A. ("VASP") in Miami, Florida and Brazil to repossess its engines and to collect the monies that were due under the lease agreements.

         A judgment against VASP was entered in Florida on May 5, 2000 for unpaid engine rents, reserves and interest. Pursuant to a court order, the serviceable engine, located in Brazil, has been repossessed and is being re-marketed. A receiver was appointed in October 2000 over three properties owned by VASP in Florida. The Partnership's attorney advises the Partnership should receive the first proceeds, net of receiver expenses, of the sale of the properties until its judgment is satisfied. The Partnership's Brazilian attorneys advise that it is their expectation that the repossession lawsuit there will be finalized by the judge in the near term.

6.       Subsequent Events

         On October 6, 2000, one of the Partnership's two DC-9's leased to Aeromexico skidded off a runway while landing. Extensive damage was caused to the aircraft and the aircraft has been declared a total loss. The General Partners believe there is sufficient insurance to compensate the Partnership for its economic loss. When insurance proceeds are received, they will be primarily used to reduce the Partnership's indebtedness. Aeromexico is obligated to continue to pay rent on the aircraft until insurance proceeds are received. Aeromexico and the Partnership have agreed to an extension of the lease on the DC-9 that was not damaged, until January 30, 2001.

         Due to Aeromexico's decision not to extend the leases on the Partnership's two DC-9's for two years, but instead for 8 months in one case and 10 months in another (prior to the damage caused to one of the aircraft as described above), the lending facility is limited to $25 million instead of $30 million. Due to this limitation, the Partnership suspended distributions in October 2000 in order to fully fund the DC10-10 conversion. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position, including debt service payments.

         Shareholders of US Airways Group Inc. ("US Airways") have voted to accept a merger proposal from UAL Corp., the parent company of United Airlines, Inc. The Partnership owns 50% of a MD-81 aircraft leased to US Airways. No change in the aircraft lease is expected if the merger is consummated.

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At September 30, 2000, the Partnership's unrestricted cash and cash equivalents of $3,674,000 were primarily invested in such a fund. This amount was $1,374,000 more than the Partnership's unrestricted cash and equivalents at December 31, 1999 of $2,300,000. This increase in unrestricted cash was due to cash provided by operating activities and the proceeds from notes payable exceeding the quarterly cash distributions paid to the partners and capitalized expenditures for aircraft during the nine months ended September 30, 2000.

         Although TWA had a cash position of $157 million at September 30, 2000 and reported a smaller loss during the third quarter of 2000, versus the prior year's quarter, given TWA's historical financial difficulties, its ongoing financial losses are of concern. A default or deferral of lease payments on the part of TWA, or Kitty Hawk, or any other lessee, may affect quarterly distributions. TWA and Kitty Hawk accounted for 21% and 13%, respectively, of the Partnership's lease revenue during the first nine months of 2000. Kitty Hawk was current on all payments due to the Partnership as of September 30, 2000, but filed for Chapter 11 bankruptcy protection on May 1, 2000.

         Other assets increased $247,000 from $805,000 at December 31, 1999, to $1,052,000 at September 30, 2000. This increase was primarily due to the commitment fee paid in connection with the new loan facility. (See Note 4 to the unaudited Financial Statements, "Notes Payable").

         Accrued interest payable was $126,000 at September 30, 2000, due to interest accrued related to the new note payable (a difference in payment dates between the new and old facilities). (See Note 4 to the unaudited Financial Statements, "Notes Payable"). There was no accrued interest payable at December 31, 1999.

         Accounts payable and accrued expenses increased by $84,000 from $494,000 at December 31, 1999, to $578,000 at September 30, 2000, primarily due to capital expenditures accrued for work performed on the McDonnell Douglas

DC10-10  aircraft  during the quarter ended  September 30, 2000, as discussed in
Note 2 to the unaudited Financial Statements.

         The payable to affiliates increased by $595,000 from $969,000 at December 31, 1999, to $1,564,000 at September 30, 2000, due to additional management and release fees being incurred, but not paid, during the nine months ended September 30, 2000.

         Deferred rental income and deposits were $1,279,000 at September 30, 2000, as compared to $1,475,000 at December 31, 1999. The decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement.

         Maintenance reserves payable were $1,936,000 at September 30, 2000, as compared to $2,311,000 at December 31, 1999. The decrease was primarily due to $781,000 of reserves being applied against the carrying value of the A-300 aircraft, as discussed in Note 2 to the unaudited Financial Statements. Partially offsetting this decrease were continuing maintenance reserve payments received from lessees.

         Notes payable were $22,660,000 at September 30, 2000, as compared to $16,530,000 at December 31, 1999, due to additional proceeds from a new lender, as discussed below.

         Due to Aeromexico's decision not to extend the leases on the Partnership's two DC-9's for two years, but instead for 8 months in one case and 10 months in another, the lending facility is limited to $25 million instead of $30 million. Due to this limitation, the Partnership suspended distributions in October 2000 in order to provide funds for the DC10-10 conversion.

         On October 6, 2000, one of the Partnership's two DC-9's leased to Aeromexico skidded off a runway while landing. Extensive damage was caused to the aircraft and the aircraft has been declared a total loss. Aeromexico is obligated to continue to pay rent on the aircraft until insurance proceeds are received. Aeromexico and the Partnership have agreed to an extension of the lease on the DC-9 that was not damaged, until January 30, 2001.
(See Note 6 to the unaudited Financial Statements, "Subsequent Events").

         During the three months ended September 30, 2000, the Partnership paid distributions relating to the second quarter of 2000 at the rate of $0.30 per Unit. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position, including debt service payments. There was no distribution paid in October 2000 related to the third quarter of 2000.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 86% of the cash distributions paid to the partners from the inception of the Partnership through September 30, 2000 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         During the first nine months of 2000, the Partnership invested approximately $4.4 million in capitalized aircraft improvements, mainly related to the McDonnell Douglas DC10-10 conversion (as discussed below) and the overhaul and repair of an engine for the Boeing 727-200 aircraft leased to Falcon.

         The McDonnell Douglas DC10-10 formerly leased to Continental was returned on December 16, 1999. The aircraft was being stored until June, 2000 at which time it entered a modification facility to be converted to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The conversion work is estimated to cost $12.6 million. The Partnership and Emery have signed an agreement, which provides for a lease of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $218,000. The Partnership had incurred approximately $4 million of the conversion costs as of September 30, 2000.

Litigation
----------

         See Item I herein "Legal Proceedings" for an update on certain legal proceedings.

Results of Operations
---------------------

         The Partnership's net loss was $82,000 and $1,449,000 for the quarter and nine months ended September 30, 2000 (the "2000 Quarter" and "2000 Period"), respectively, as compared to net income of $454,000 and $800,000 for the quarter and nine months ended September 30, 1999 (the "1999 Quarter" and "1999 Period"), respectively.

         The Partnership's net income for the 2000 Period decreased as compared to the 1999 Period principally due to a $1,400,000 write-down of the A-300 aircraft and an increase in interest expense. The Partnership's net income for the 2000 Quarter decreased as compared to the 1999 Quarter principally due to an increase in interest expense. Also contributing to these decreases for the 2000 Period and Quarter was a decrease in rental income, as well as an increase in general and administrative and direct lease expense. This was partially offset by decreases in depreciation and amortization expense and management and re-lease fees.

         Rental income decreased by $214,000 and $1,009,000, or 7% and 11%, respectively, in the 2000 Quarter and 2000 Period, as compared to the 1999 Quarter and 1999 Period, principally due to the absence of rental income related to the DC10-10 aircraft and a decrease in rental income related to the Boeing 727-200 aircraft on lease to Falcon. This was partially offset by an increase in rental income related to the Boeing 727-200 aircraft on lease to Kitty Hawk.

         Interest income increased by $22,000 and $7,000, or 100% and 8%, respectively, in the 2000 Quarter and 2000 Period, in comparison to the 1999 Quarter and 1999 Period, primarily due to higher cash balances and higher interest income on such cash balances during the third quarter 2000.

         During the 1999 Period, the Partnership swapped the three JT8D-15 engines that were returned with the Boeing 727-200 aircraft recently returned by Continental Airlines for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership realized a gain of $173,000 related to the swap in the 1999 Period. There was no corresponding gain in the 2000 Period.

         Depreciation and amortization decreased by $197,000 and $1,258,000, or 10% and 20%, respectively, in the 2000 Quarter and 2000 Period, in comparison to the 1999 Quarter and 1999 Period, due primarily to the A-300 and DC10-10 aircraft not being depreciated in the 2000 Quarter and 2000 Period and a decrease in depreciation related to the Boeing 727-200 aircraft on lease to Kitty Hawk. The decrease in depreciation related to the Boeing 727-200 aircraft was due to an increased life after capital improvements, causing depreciation to be amortized over a longer period.

         The Partnership provided a write-down of $1,400,000 on the A-300 aircraft and $781,000 of maintenance reserves related to the aircraft's engines were applied against the carrying value of the aircraft in order to reduce its value to an approximation of market value at June 30, 2000. There were no write-downs during the 1999 Period.

         Management and re-lease fee expenses to the General Partners decreased by $49,000 and $135,000, or 20% and 18%, respectively, in the 2000 Quarter and 2000 Period, in comparison to the 1999 Quarter and 1999 Period, which was primarily attributable to lower rental revenue in the 2000 Quarter and 2000 Period, which serves as the basis for certain fees.

         Interest expense for the 2000 Quarter and 2000 Period increased by $346,000 and $795,000, or 118% and 96%, respectively, in comparison to the 1999 Quarter and 1999 Period, due to increases in the note balance and interest rate.

         General and administrative expenses increased by $31,000 and $104,000, or 39% and 46%, respectively, in the 2000 Quarter and 2000 Period, in comparison to the 1999 Quarter and 1999 Period. This increase is primarily due to an increase in legal fees related to the VASP litigation, as well as increases in audit and tax, appraisal and investor report fees. Partially offsetting these increases was a decrease in transfer agent fees.

         Direct lease expenses increased by $40,000 and $117,000, or 65% and 70%, respectively, in the 2000 Quarter and 2000 Period, as compared to the 1999 Quarter and 1999 Period, due primarily to increases in maintenance expense related to several aircraft and insurance expense related to the DC-10-10 aircraft.

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

         A judgment against VASP was entered in Florida on May 5, 2000 for unpaid engine rents, reserves and interest. Pursuant to a court order, the serviceable engine, located in Brazil, has been repossessed and is being re-marketed. A receiver was appointed in October 2000 over three properties owned by VASP. The Partnership's attorney advises the Partnership should receive the first proceeds, net of receiver expenses, of the sale of the properties until its judgment is satisfied. The Partnership's Brazilian attorneys advise that it is their expectation that the repossession lawsuit there will be finalized by the judge in the near term.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  27. Financial Data Schedule (in electronic format only).

         (b)      Reports on Form 8-K

                  The Partnership filed a Form 8-K on October 5, 2000, reporting the suspension of cash distributions for at least the quarter ending September 30, 2000 (payable in October, 2000), under
                  Item 5, Other Events.

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

                                      Pegasus Aircraft Partners II, L.P.
                                      (Registrant)

                                      By:    Air Transport Leasing, Inc.
                                             Administrative General Partner

Date:  November 13, 2000              By:    /s/ CARMINE FUSCO
                                             -----------------
                                             Carmine Fusco
                                             Vice President, Secretary,
                                             Treasurer and Chief Financial
                                             and Accounting Officer