Form 10-K405
period 2000-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2001-04-02
CIK 849870

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2000
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number                              0-18387
                       ---------------------------------------------------------

                       Pegasus Aircraft Partners II, L.P.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                               84-1111757
              --------                               ----------
       (State of organization)                      (IRS employer
                                                  Identification No.)

   Four Embarcadero Center, 35th Floor
       San Francisco, California                                        94111
- ---------------------------------------                               ---------
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

                       This document consists of 47 pages.

                       Pegasus Aircraft Partners II, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I
- ------

Item 1        Business.........................................................3
Item 2        Properties.......................................................8
Item 3        Legal Proceedings................................................8
Item 4        Submission of Matters to a Vote of Unit Holders..................8


Part II
- -------

Item 5        Market for Registrant's Common Partnership Capital
                and Related Unitholder Matters.................................9
Item 6        Selected Financial Data.........................................10
Item 7        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................10
Item 8        Financial Statements............................................16
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................33

Part III
- --------

Item 10       Directors and Executive Officers of the Registrant..............34
Item 11       Executive Compensation..........................................35
Item 12       Security Ownership of Certain Beneficial Owners and
                 Management...................................................36
Item 13       Certain Relationships and Related Transactions..................37


Part IV
- -------

Item 14       Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.....................................................38

                                     PART I

ITEM 1.       BUSINESS

General

         Pegasus Aircraft Partners II, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on April 26, 1989. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly owned subsidiary of Pegasus Capital Corporation, and Air Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly owned subsidiary of UBS Americas, Inc. UBS Americas is the successor to Paine Webber Group, Inc. (collectively, the "General Partners").

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

         Although it is likely to liquidate sooner, the Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership had the right, subject to certain conditions, to reinvest the proceeds from sales of aircraft occurring prior to August 21, 1998. The net proceeds of any future sales of aircraft will be utilized to retire debt with the remainder utilized for working capital purposes.

Outlook for the Airline and Aircraft Leasing Industries

         The US airline industry had a profitable year in 2000 that continued the industry's trend of sustained profitability. However, results were adversely affected by continuing high fuel prices and higher labor costs. The industry also accepted delivery of a record number of new aircraft, which also put pressure on profitability. The industry's results historically have been highly correlated to general economic activity.

         Due to concern regarding an economic slowdown, the US Federal Reserve Board has recently reduced its key lending rate on a number of occasions in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate decreases, however, a significant economic slowdown could have an adverse affect on air travel and airline performance. In fact, a number of airlines, including Partnership lessees, filed for bankruptcy protection in 2000 and early 2001.

         Kitty Hawk Aircargo, Inc. which leases a Boeing 727 freighter, accounted for 13% of the Partnership's revenue in the year 2000 and while current in its obligations to the Partnership, has been operating under protection of the Federal bankruptcy code since May, 2000.

         On January 10, 2001 Trans World Airlines, Inc. ("TWA"), which accounted for 21% of the Partnership's revenues in 2000, filed for Chapter 11 Bankruptcy protection. On January 9, 2001, TWA entered into an Asset Purchase Agreement with American Airlines, Inc. If the transaction is consummated, American will purchase substantially all of TWA's assets and assume certain of its liabilities. American Airlines has also agreed to purchase the Partnership's MD-82 for $9.5 million in a transaction expected to close in April 2001. In 2000, United Airlines, Inc. made a tender offer for US Airways, Inc. which leases the MD-81 of which the Partnership owns 50% through its investment in a trust. This lease accounted for 12% of the Partnership's revenue in 2000 and expires in June, 2001 at which time US Airways is scheduled to return the aircraft.

         The General Partners believe that installing hushkits to achieve Stage III noise compliance and the conversion of three of the Boeing 727-200 aircraft and the McDonnell Douglas DC-10 to freighters has improved the marketability of the Partnership's portfolio. Passenger aircraft and freighter aircraft leasing continues to be a highly competitive business and the Partnership's lessees also continue to face significant challenges.

Aircraft Portfolio

         Based in part on appraised values for the Partnership's aircraft, the Partnership's net asset value at December 31, 2000 was estimated to be $5.30 per Unit. It should be noted that this is only an estimate of values as of that date, and is not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of nor does this represent the values that may be realized upon the disposition of a Unit.

         The following table describes the Partnership's aircraft portfolio at December 31, 2000:

                                                                  Dec.      Current                              Cumu-       Cumu-
                                            Owner-     Acqui-     2000       Lease     Original      Noise      lative      lative
   Current          Aircraft                 ship      sition   Appraised Expiration   Delivery    Abatement    Flight      Flight
   Lessee             Type                 Interest   Costs(1)  Value(2)   Date (3)      Date     Compliance   Hours(4)    Cycles(4)
   ------             ----                 --------   --------  --------   --------      ----     ----------   --------    ---------
                                                   (dollar amounts in millions)
Aerovias de
Mexico, S.A.      McDonnell
de C.V.           Douglas DC-9-31            100%       $ 8.9     $ 3.0     09/30/01    1971      Stage  II      69,343      64,873

Kitty Hawk        Boeing 727-200
Aircargo, Inc     Freighter                  100          9.2       8.3     12/6/06     1973      Stage  III (8) 76,915      53,153

TNT Transport     Boeing 727-200
Intl.  B.V.       Freighter                  100          8.4       5.9     06/22/02    1973      Stage III (8)  73,959      52,730

Emery Worldwide   McDonnell Douglas DC10-10
Airlines Inc. (7) Freighter                  100         31.2      16.5     11/01/07    1973      Stage III      83,866      30,440

Off-Lease (6)     Airbus Industrie
                  A300-B4-103                100         27.9       3.0     (6)         1979      Stage III      46,226      19,527

Falcon Air        Boeing 727-200
Express Inc.      Non-Advanced (8)           100         11.5       2.5     09/30/01    1970      Stage III (8)  78,757      58,030

Capital Cargo     Boeing 727-200
International     Freighter (8)              100         17.2       9.3     07/25/05    1973      Stage III (8)  62,220      32,716

Trans World       McDonnell
Airlines, Inc.    Douglas MD-82              100         21.0      10.1     11/01/04    1983      Stage III      54,158      27,826

                  Lockheed
Off-Lease (9)     L-1011                     100         17.8       1.7     (9)         1974      Stage III      61,209      22,907

USAirways         McDonnell
Group, Inc.       Douglas MD-81               50(5)      10.1       4.3     6/01/01     1982      Stage III      51,961      45,168
                                                       ------     -----
                                                       $163.2     $64.6

Notes:   (1)       Acquisition costs do not include related  acquisition fees of
                   $2.7 million paid to the General Partners. The amounts shown include additional investments, net of retirements, for $12.5 million in 2000, 5.5 million in 1999, and $6.0 million in 1998. A DC-9 leased to Aeromexico with an acquisition cost of $8.9 million was a total loss during a landing incident in 2000.

         (2) An independent aircraft appraisal firm determined the December 2000 appraised values. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease, generally assuming half time condition. The appraiser also assumes that achieving fair market value may require 12 to 18 months of exposure to prospective buyers. It should be noted that appraisals are only estimates of value and should not be relied on as measures of immediately realizable value. A discount rate of 10% was utilized and inflation was assumed to be 2.5%. See Footnotes 6 and 9 for a discussion of the A-300 and L-1011 values. Falcon and TNT aircraft are at current book value, which is below the third party appraisal. The TWA aircraft value is based on a negotiated sale to American Airlines anticipated to close in April 2001 and including rent from January 1, 2001 until the close.

         (3) Lease expiration dates do not include renewal options unless already exercised.

         (4) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 2000, with the exception of the McDonnell Douglas MD-81 leased to US Airways Group, Inc., which is as of March 9, 2001.

         (5) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership.

         (6) Aircraft off lease at December 31, 2000. The value shown represents the book value of the aircraft and engines, which represents estimated realizable values.

         (7) the lease with Continental expired on December 16, 1999. the Partnership has converted the McDonnell Douglas DC 10-10 aircraft to a freighter. Conversion work was completed and the aircraft was put into service with Emery Worldwide Airlines, Inc. in December 2000.

         (8)       Federal Express hushkit installed.

         (9) Aircraft off lease at December 31, 2000. The value shown represents the book value of the aircraft which represents estimated realizable value.

         A description of the principal financial terms of the leases is described in Item 8, which is incorporated herein by reference.

Significant Lessees

         The Partnership leased its aircraft to eight different airlines during 2000. Revenue from each of the airlines which accounted for 10% or greater of the total rental revenue of the Partnership during 2000 are as follows:

                                                                   Percentage of
                                                                       Total
           Airline                                                Rental Revenue
           -------                                                --------------

Trans World Airlines Inc.                                               21%
Aerovias de Mexico S.A. de C.V.                                         16%
Capital Cargo International Airlines Inc.                               16%
TNT Transport International B.V.                                        14%
Kitty Hawk Aircargo, Inc.                                               13%
US Airways Group Inc.                                                   12%



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

         The FAA periodically reviews Service Bulletins, which are issued by the aircraft manufacturers. These bulletins focus on safety problems that have developed during the aircraft's operation. The FAA may incorporate these Service Bulletins in Airworthiness Directives ("ADs"), which are mandates requiring the airline to perform specific maintenance within a specified period of time.

         Aircraft aging is a significant issue in aircraft safety regulation. In the past, certain aviation incidents and accidents raised concerns over the structural integrity of older aircraft. In 1989, in its "Report to Congress on the Status of the U.S. Stage II Commercial Aircraft Fleet," the FAA stated that "no correlation has been established between the chronological age of an aircraft and its structural airworthiness. A more accurate assessment of the physical "age" of an aircraft is the total number of flight cycles and flight hours flown." A flight cycle is defined as one takeoff and one landing. A flight cycle is important because of the added stress on the airframe, landing gear and other components from repeated takeoffs, landings and pressurizations. As different types of aircraft have different missions and carriers fly a variety of routes, flight cycles can vary widely among aircraft of the same chronological age. In general, narrow-body aircraft, which are used for short-haul service, will have greater cycles per year than wide-body aircraft used for longer routes. Other factors which contribute to the aging of an aircraft are the number of hours actually flown, the predominant environment in which an aircraft has flown, and its actual age in years.

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

* Substantially cycle limited

         Flight  cycle  and  flight  hour   information   with  respect  to  the
Partnership's aircraft is included in the aircraft portfolio table included earlier in Item 1.

         The Partnership's leases generally require the lessees to bear the costs of compliance with ADs, which require action during the lease terms. All of the Partnership's Boeing 727 aircraft have had the major calendar modifications performed as required.

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

Aircraft Noise Regulations

         On November 5, 1990, Congress enacted into law the Airport Noise and Capacity Act of 1990 (the "Act"). On September 24, 1991, the FAA issued the final rules of implementation for the Act. The Act provided that Stage II aircraft would be phased out from operation within United States airspace by December 31, 1999.

         Implementing regulations proposed by the FAA required each United States operator to increase its Stage III airplane fleet to 50 percent by December 31, 1996; to 75 percent by December 31, 1998, and to 100 percent by December 31, 1999.

         However, the Act further provided, that if by July 1, 1999, at least 85% of an air carrier's fleet complied with Stage III noise levels, the carrier may apply for a waiver of the operational ban for the remaining aircraft in the operator's fleet until December 31, 2003. The application for such a waiver must be submitted to the Secretary of the Department of Transportation no later than January 1, 1999 and must include a plan with firm orders for making all aircraft operated by the air carrier comply with Stage III noise levels by December 31, 2003.

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

ITEM 3.       LEGAL PROCEEDINGS

         After not being able to arrive at a negotiated settlement of outstanding issues with VASP, the Partnership filed suit in May, 1999 in Brazil and June, 1999 in Florida to repossess the two CF6-50C2 engines which had been leased to VASP, one then being in Brazil and one then being in Florida ("the Brazilian engine" and "the Florida engine"). It also sued in Florida for unpaid rent, reserves and the repair of the Florida engine, which was damaged in January of 1999.

         The Brazilian Court ruled in May 1999 that the Partnership could repossess the engine in Brazil, although that ruling was stayed until September 3, 1999 after the completion of all of VASP's appeals. The Partnership has returned the Brazilian engine to the U.S. and is offering it for lease. The Brazilian court action was concluded on February 9, 2001.

         A trial was held in Florida in December and January 2000 and an order of the court favorable to the Partnership with respect to the rent and maintenance reserve claims was entered in March 2000. VASP and the Partnership entered into a Stipulation in March of 2001 which, for the payment of $800,000 by VASP, resulted in the settling of any claims relating to the damaged engine and the estimated Partnership's legal fees. In addition, VASP has agreed to a monthly payment of $100,000 per month starting in April 2001 to satisfy the March judgment. The March judgment will be further satisfied by a receiver's sale of a VASP owned property in Florida. Upon the sale of the property, the monthly payments will be adjusted to retire the remaining balance (see Footnote 10 to the Financial Statements, "Subsequent Events"), with interest over the remaining months until February, 2002. If VASP fails in its payment, there are additional Florida properties which will be liquidated by a court appointed receiver to satisfy the Partnership's March judgment.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON PARTNERSHIP CAPITAL AND RELATED UNIT HOLDER MATTERS

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

         As of March 1, 2001, the number of Limited Partners of record was approximately 7,317.

         The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 2000 and 1999:

                         Amount of
                       Distribution
     Period              Per Unit      Record Date           Payment Date
     ------              --------      -----------           ------------

1st Quarter 2000            $.30       March 31, 2000        April 25, 2000
2nd Quarter 2000             .30       June 30, 2000         July 25, 2000
3rd Quarter 2000             .00                             None Paid
4th Quarter 2000             .00                             None Paid
1st Quarter 1999             .40       March 31, 1999        April 27, 1999
2nd Quarter 1999             .40       June 30, 1999         July 27, 1999
3rd Quarter 1999             .40       September 30, 1999    October 27, 1999
4th Quarter 1999             .30       December 31, 1999     January 19, 2000

         Total distributions to all partners for 2000 and 1999 were declared as follows (in thousands):

                                                       2000                1999
                                                       ----                ----

Limited Partners                                      $ 4,353            $10,883
General Partners                                           44                110
                                                      -------            -------
                                                      $ 4,397            $10,993
                                                      -------            -------

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership, which exceeds its net income, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, approximately 73%, 92% and 84%, respectively, of the cash distributions paid to the partners for the years ended December 31, 2000, 1999, and 1998 constituted a return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 83% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 2000 constituted a return of capital. However, the total actual return on capital over the Partnership's life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The Partnership paid out no distributions relating to the third and fourth quarter 2000. The Partnership's lending facility has been limited to $25 million instead of the $30 million originally negotiated. This limitation is a result of the fact that Aeromexico decided not to extend the leases on the Partnership's two DC-9's for two years. Due to this limitation, the Partnership suspended distributions in October 2000 in order to fully fund the DC10-10 conversion. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. However, the Partnership is required to reduce the principal on its loan through twenty quarterly installments starting April 2001. Such principal repayment will further reduce cash available for distributions. Additionally, the MD-82 aircraft leased to TWA, which accounted for 21% of the Partnership's rental revenues in 2000, will be sold to American Airlines, as described in Footnote 10 to the Financial Statements, "Subsequent Events". Accordingly indebtedness will be substantially reduced, and cash flow from operations will be additionally reduced. The Partnership had drawn down $25 million on its loan facility as of the fourth quarter, but the outstanding balance was reduced by insurance proceeds relating to the Aeromexico DC-9 that was a total loss.


ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data of the Partnership was derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report on Form 10-K.

                                                       As of December 31,
                                                   or Year Ended December 31,
                                                   --------------------------
                              2000            1999            1998            1997            1996
                                             (in thousands, except per unit amounts)

Rental Revenue (2)          $  9,344        $ 10,603         $11,210         $10,969         $14,017
Net Income                     1,788             978           1,855           1,255           2,898
Net Income per Limited
  Partnership Unit              0.10            0.11            0.22            0.17             .40
Distributions per Limited
  Partnership Unit (1)          0.60            1.50            1.60            1.60            1.60
Total Assets                  48,870          48,163          51,423          58,273          72,039
Notes Payable                 21,210          16,530          10,000           4,751           4,751
Partners' Capital             21,576          24,185          34,200          44,070          54,540


(1) The fourth quarter distribution for the years 1996 to 1999 was paid in January of the subsequent year.

(2) Prior Years restated to include ownership in MD 81 Trust on the equity method, which results in a revenue reduction of $1,214 per year in years 1999 through 1996. There was no effect on Net Income.

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

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of leased commercial aircraft and makes quarterly distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, for general working capital purposes or to reduce debt. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         Cash distributions declared by the Partnership were approximately $4.4 million for 2000 ($.60 per Unit), $11 million for 1999 ($1.50 per Unit) and $11.7 million for 1998 ($1.60 per Unit). Net cash provided by operating activities was $5.9 million in 2000, $9.2 million in 1999 and $10.4 million in 1998. In the aggregate, for this three-year period, net cash provided by operating activities totaled $25.5 million and cash distributions declared by the Partnership totaled $27.1 million.

         The Partnership closed on a new $30 million lending facility on April 14, 2000 and an initial draw down was made of $19.5 million. The facility was limited to $25 million because the Aeromexico leases were not extended for two years. The balance was $21.21 million at December 31, 2000. The proceeds were used to retire existing debt of $16.53 million, and to replenish working capital. The term of the loan is six years, with interest only payments the first twelve months. Thereafter, principal is required to be repaid in equal quarterly installments over 60 months with the first payment due in April 2001. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining term. The Partnership paid a 1.0% commitment fee and the interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgaged interest in all aircraft, except the 50% interest in the US Airways MD-81 aircraft. The loan agreement requires that the Partnership's cash be equal to or in excess of maintenance reserves.

         The Partnership paid no distributions relating to the third and fourth quarter of 2000. Aeromexico elected not to extend its two leases for the 24 months anticipated at the time the Partnership's loan was negotiated. As a result the Partnership's lending facility has been limited to $25 million instead of $30 million. Due to this limitation, the Partnership has suspended distributions to the partners since October, 2000 in order to fully fund the DC10-10 conversion. The Partnership had drawn down $25 million on the facility as of the fourth quarter, but the outstanding balance was reduced by insurance proceeds relating to the loss of the Aeromexico DC-9. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         Partnership capital declined by approximately $2,609,000 from December 31, 1999 to December 31, 2000. This resulted from the declaration and payment of cash distributions to the partners in excess of the Partnership's net income. Unlike net income, cash flow generated from operations, which is the primary source of the cash utilized to make the distributions, is not reduced by non-cash depreciation expense and write downs attributable to the Partnership's aircraft.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 2000, the Partnership's unrestricted cash and cash equivalents of $2,297,000 were held in an interest bearing money market account. This amount was $3,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 1999 of $2,300,000.

         Rent and other receivables increased by $115,000 from $196,000 at December 31, 1999 to $311,000 at December 31, 2000. This increase is primarily the result of rentals due from TWA, which failed to make its December 2000 lease payment.

         On January 10, 2001, TWA filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. TWA accounted for 21% of the Partnership's lease revenue in 2000. TWA did not make its monthly rental payments during December 2000, or January or February 2001. In March the Bankruptcy Court approved the sale of TWA's assets to American Airlines, Inc., lease payments resumed and, as of March 19, 2001, TWA was again current. The Partnership has agreed to sell its MD-82 to American Airlines for $9.5 million and will receive rent payments until the transaction is closed which is anticipated in April 2001.

         Kitty Hawk filed for Bankruptcy protection under Chapter 11 on May 1, 2000, but was current with regard to its lease payments as of December 31, 2000. Kitty Hawk accounted for 13% of the Partnership's lease revenue during 2000. A default or deferral of lease payments on the part of Kitty Hawk, or any other lessee, would adversely affect cash flow from operations.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. Lease revenues from Falcon are now being recognized by the Partnership based on cash received, and additional receivables are not being accrued. For the period January 1, 2000 through December 31, 2000, Falcon owed $1,140,000 in rent and approximately $486,000 in maintenance reserves. For the period January 1, 2000 through December 31, 2000 Falcon paid approximately $538,000 in rent and $286,000 in maintenance reserves. The Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon. The Partnership has agreed in principle to an early termination of the lease at the occasion of the next "C" check, anticipated to be September, 2001, at which time the Partnership will evaluate its options relating to performing a "C" check and the re-marketing of the aircraft.

         Falcon has become significantly leveraged and there can be no assurance that Falcon will meet its future obligations. If Falcon were to fall further in arrears, the Partnership may need to repossess the aircraft. If the Partnership repossesses the plane there can be no assurance as to whether it can be re-marketed, the time it would take and the lease rate that might be achieved.

         The lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. The aircraft was stored at a modification facility until June 2000 at which time work commenced to convert it to a freighter for Emery Worldwide Airlines, Inc. ("Emery"). During 2000, the Partnership invested $12.5 million related to the McDonnell Douglas DC10-10 freighter conversion. The aircraft was delivered to Emery in December 2000. The Emery lease is for 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $436,000.

         The McDonnell Douglas MD-81 aircraft under lease to US Airways Group, Inc. ("USAir") is owned by a trust in which the Partnership has a 50% interest. An affiliated Partnership owns the other 50% interest. The Partnership has adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures" (EITF 00-1) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to US Airways under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results for prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000. Net investment in the MD-81 Trust decreased by $771,000 from $2,354,000 at December 31,1999 to $1,583,000 at December 31, 2000, due to the receipt of cash distributions of $1,214,000 offset by equity interest earnings of $443,000 for a net of $771,000. US Airways will return the aircraft in June 2001. There can be no assurance as to whether the plane can be remarketed, the time it will take or the lease rate which may be achieved.

         Other assets decreased by $496,000 from $805,000 as of December 31, 1999 to $309,000 as of December 31, 2000, primarily due to the application of a $790,000 deposit made by the Partnership in 1998 to a freighter conversion facility related to the conversion of the DC10-10 aircraft prior to its being leased to Emery Air Freight. This was partially offset by an increase of $274,000 related to a commitment fee paid in connection with the new loan facility.

         Accounts payable and accrued expenses increased by $112,000 from $494,000 at December 31, 1999 to $606,000 at December 31, 2000 primarily due to capital expenditures accrued for work performed on the McDonnell Douglas DC10-10 aircraft.

         Payables to affiliates increased by $1,043,000 from $969,000 at December 31, 1999 to $2,012,000 at December 31, 2000 principally due to an increase in unpaid management fees due to the General Partners. Due to subordination provisions in the Partnership Agreement, fees are not being paid on a current basis but are being accrued.

         Notes payable increased by $4,680,000 from $16,530,000 at December 31, 1999 to $21,210,000 at December 31, 2000 due primarily to additional proceeds received from a new lender net of a principal payment from insurance proceeds related to the loss of the DC-9 leased to Aeromexico.

         Accrued interest payable was $132,000 as of December 31, 2000 due to interest accrued related to the new note payable (a difference in payment dates between the new and old debt facilities).

         Deferred  rental  income  and  deposits   decreased  by  $130,000  from
$1,475,000  at  December  31, 1999 to  $1,345,000  at December  31,  2000.  This
decrease was primarily attributable to the recognition of amounts previously received in connection with the A-300 Lease Settlement.

         Maintenance reserves payable decreased by $322,000 from $2,311,000 at December 31, 1999 to $1,989,000 at December 31, 2000. The reduction in reserves is a result of the application of the A-300 reserves offset by the collection of reserves from TNT, Kitty Hawk and Capital Cargo.

         Distributions payable to partners were $2,199,000 as of December 31,1999. There is no corresponding liability balance as of December 31, 2000 due to the suspension of cash distributions in October 2000. Cash distributions were suspended so that available cash flow could be used to fund the DC10-10 freighter conversion. This was necessary as a result of the limitation of the Partnership's debt facility to $25 million instead of $30 million.

         The L-1011 aircraft and the A-300 remained off lease during 2000, and the Partnership continues to remarket these aircraft for lease or sale. If the aircraft are sold, the Partnership would utilize such proceeds for debt reduction, for working capital or for distributions to partners. It has been determined in early 2001, that one of the A-300, CF6-50C2 engines was damaged beyond economic repair. (See Footnote 10 to the Financial Statements "Subsequent Events")

         During 2000, one of the DC-9's leased to Aeromexico was involved in a runway accident which resulted in a total loss of the aircraft. The asset cost and accumulated depreciation related to this aircraft was written off in 2000 to reflect the loss of the aircraft. The insurance proceeds received were greater than the net book value of the aircraft, and a gain on disposition of $4.8 million was recognized in 2000. Aeromexico is scheduled to return the second DC-9 in late March or early April, 2001. There can be no assurance as to whether the plane can be remarketed, the time it will take or the lease rate which may be achieved.

         The Boeing 727-200 aircraft returned by Continental Airlines was converted to a freighter and hushkitted to achieve Stage III noise compliance. It was delivered to Kitty Hawk Air Cargo, Inc. in December, 1999 under lease. The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below 1.5 to 1. Kitty Hawk has provided a security deposit of $225,400. The Partnership had incurred costs of approximately $4.7 million related to the cargo conversion and hushkitting, as of December 31, 1999. The Partnership swapped the three JT8D-15 engines that were returned with the aircraft for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative value of the engines as determined by a third party appraiser. As previously discussed, Kitty Hawk is operating under protection of the Bankruptcy Court, but is current in its lease and reserve payments.


Results of Operations

         Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income earned with respect to cash held in interest bearing accounts.

         Under the terms of the triple net leases, substantially all of the expenses related to the operation and maintenance of the aircraft during 2000 were paid for by the lessees directly or funded out of maintenance reserves collected. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft, and the costs of storing the Airbus A-300 and Lockheed L-1011 aircraft.

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

2000 as compared to 1999

         The Partnership's net income was $1,788,000 for the year ended December 31, 2000 ("2000 Period") as compared to $978,000 for the year ended December 31, 1999 ("1999 Period").

         The increase in the Partnership's net income for the 2000 Period was principally due to a decrease in depreciation expense in the 2000 Period as compared to the 1999 period, and a gain on disposition of aircraft in the 2000 period. Partially offsetting these items was a decrease in rental income in the 2000 Period as compared to the 1999 Period, and increases in write downs, interest expense and direct lease expense in the 2000 Period as compared to the 1999 Period.

         Depreciation and amortization decreased by $1,653,000 or 22% in the 2000 Period as compared to the 1999 Period. This decrease was due primarily to the DC10-10 aircraft not being depreciated in the 2000 Period and a decrease in depreciation related to the Boeing 727-200 aircraft on lease to Kitty Hawk. The decrease in depreciation related to the Boeing 727-200 aircraft was due to an increased useful life after capital improvements.

         Rental income decreased by $1,259,000 or 12% in the 2000 Period as compared to the 1999 Period. The decrease was principally due to the absence of rental income related to the DC10-10 aircraft and a decrease in rental income related to the Boeing 727-200 aircraft on lease to Falcon. This was partially offset by an increase in rental income related to the Boeing 727-200 aircraft on lease to Kitty Hawk.

         During the 2000 Period, the Partnership provided a write-down of $1,400,000 on the A-300 aircraft in order to reduce its value to estimated fair market value at June 30, 2000. At December 31, 2000 the Partnership wrote down the Boeing 727-200 freighter on lease to TNT by $901,000. There were no corresponding write-downs during the 1999 Period.

         Interest expense for the 2000 Period increased by $1,075,000 or 87% in comparison to the 1999 Period, primarily due to increases in the note balance and the related interest rate during the 2000 period.

         Direct lease expenses increased by $700,000 or 324% in the 2000 Period as compared to the 1999 Period, due primarily to increases in maintenance expense related to several aircraft and insurance expense related to the DC-10-10 aircraft which was off lease for most of the year.

         Gain on disposition of aircraft, engines or equipment increased $4,643,000 for the 2000 period compared to the 1999 period. This increase was primarily attributable to the gain recognized as a result of the total loss of an aircraft leased to Aeromexico as a result of a runway accident. Proceeds received from insurance exceeded the net book value of the aircraft.

         During the 1999 Period, the Partnership swapped the three JT8D-15 engines that were part of the Boeing 727-200 aircraft returned by Continental Airlines for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership realized a gain of $173,000 related to the swap in the 1999 Period.

         Return condition settlement expense of $51,000 was recognized during the 2000 Period, resulting from a return condition settlement with Continental Airlines, Inc., relating to the aircraft on lease to Kitty Hawk. There was no corresponding expense in the 1999 Period.


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

Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 2000. However, market and worldwide economic conditions and changes in federal and foreign aircraft regulations have in the past, and may in the future, affect the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect subsequent lease rates and the eventual selling prices of the aircraft. High oil prices in 2000 affected the airline industry's profitability and that of the Partnership's lessees.

         Due to concern regarding a potential economic slowdown, the US Federal Reserve Board has recently decreased its key lending rate in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of this rate decrease, however, a significant economic slowdown could have an adverse affect on air travel and airline performance.

Accounting Pronouncements

         The Partnership has adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures" (EITF 00-1) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to US Airways under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

List of Financial Statements                                                Page
                                                                            ----

Report of Independent Accountants ..........................................  17

Balance Sheets -- December 31, 2000 and 1999................................  18

Statements of Income for the years ended
     December 31, 2000, 1999 and 1998.......................................  19

Statements of Partners' Capital for the years ended
     December 31, 2000, 1999 and 1998.......................................  20

Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................................  21

Notes to Financial Statements...............................................  23


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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Pegasus Aircraft Partners II, L.P.


         In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                                      PricewaterhouseCoopers LLP

New York, New York
March 20, 2001

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999



                                     ASSETS

                                                        2000        1999
                                                        ----        ----
                                                (in thousands, except unit data)

  Cash and cash equivalents                           $  2,297    $  2,300
  Restricted cash                                         --           371
  Rent and other receivables                               311         196
  Aircraft, net                                         45,953      44,491
  Other assets                                             309         805
                                                      --------    --------
     Total Assets                                     $ 48,870    $ 48,163
                                                      ========    ========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses               $    606    $    494
  Payable to affiliates                                  2,012         969
  Maintenance reserves payable                           1,989       2,311
  Notes payable                                         21,210      16,530
  Accrued interest payable                                 132        --
  Deferred rental income and deposits                    1,345       1,475
  Distributions payable to partners                       --         2,199
                                                      --------    --------
     Total Liabilities                                  27,294      23,978
                                                      --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

PARTNERS' CAPITAL:
  General Partners                                         218        (796)
  Limited Partners (7,255,000 units issued and
     outstanding in 2000 and 1999)                      21,358      24,981
                                                      --------    --------
     Total Partners' Capital                            21,576      24,185
                                                      --------    --------
         Total Liabilities and Partners' Capital      $ 48,870    $ 48,163
                                                      ========    ========



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998


                                                2000         1999        1998
                                                ----         ----        ----
                                                 (in thousands, except unit data
                                                      and per unit amounts)

REVENUES:
    Rentals from operating leases            $    9,344  $   10,603  $   11,210
    Interest                                        136         112         187
    Equity in earnings of MD-81 Trust               443         443         443
    Other income                                   --          --           124
    Gain on disposition of aircraft,
       engines or equipment                       4,816         173         254
                                             ----------  ----------  ----------
                                                 14,739      11,331      12,218
                                             ----------  ----------  ----------

EXPENSES:
    Depreciation and amortization                 5,896       7,549       7,502
    Write-downs                                   2,301        --           537
    Management and re-lease fees                  1,043         960       1,017
    Interest                                      2,309       1,234         758
    General and administrative                      435         394         312
    Direct lease                                    916         216         237
    Return condition settlement                      51        --          --
                                             ----------  ----------  ----------
                                                 12,951      10,353      10,363
                                             ----------  ----------  ----------

NET INCOME                                        1,788         978       1,855
                                             ==========  ==========  ==========

NET INCOME ALLOCATED:
    To the General Partners                       1,058         182         257
    To the Limited Partners                         730         796       1,598
                                             ----------  ----------  ----------
                                                  1,788         978       1,855
                                             ----------  ----------  ----------

NET INCOME PER LIMITED PARTNERSHIP UNIT      $     0.10  $     0.11  $     0.22
                                             ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS ISSUED AND
    OUTSTANDING                               7,255,000   7,255,000   7,255,000
                                             ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998




                                                General     Limited
                                               Partners    Partners     Total
                                               --------    --------     -----
                                                (dollar amounts in thousands)

Balance, December 31, 1997                     $ (1,008)   $ 45,078    $ 44,070

     Net income                                     257       1,598       1,855

     Distributions declared to partners            (117)    (11,608)    (11,725)
                                               --------    --------    --------

Balance, December 31, 1998                         (868)     35,068      34,200

     Net income                                     182         796         978

     Distributions declared to partners            (110)    (10,883)    (10,993)
                                               --------    --------    --------

Balance, December 31, 1999                         (796)     24,981      24,185

     Net income                                   1,058         730       1,788

     Distributions declared to partners             (44)     (4,353)     (4,397)
                                               --------    --------    --------

Balance, December 31, 2000                     $    218    $ 21,358    $ 21,576
                                               ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                       2000       1999       1998
                                                       ----       ----       ----
                                                     (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $  1,788   $    978   $  1,855
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Gain on disposition or sale of engines
        and equipment                                  (4,816)      (173)      (254)
      Depreciation and amortization                     5,896      7,549      7,502
      Equity in earnings of MD-81 Trust                  (443)      (443)      (443)
      Write-downs                                       2,301       --          537
      Change in assets and liabilities:
       Rent and other receivables                        (115)       295       (289)
       Other assets                                      (294)         6          5
       Accounts payable and accrued expenses              112        388        (17)
       Accrued interest payable                           132       --         --
       Deferred rental income and deposits               (130)      (423)        57
       Payable to affiliates                            1,043        377        381
       Maintenance reserves payable                       459        615      1,105
                                                     --------   --------   --------
          Net cash provided by operating activities     5,933      9,169     10,439
                                                     --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash distributions from investment in
      MD-81 Trust                                       1,214      1,214      1,214
    Deposit for aircraft modifications                   --         --         (790)
    Capitalized aircraft improvements                 (11,755)    (5,639)    (9,012)
    Proceeds from the disposition or sale of
      engines and equipment                             6,150        259      1,553
    Repayment of advances by lessees                     --         --          242
    Decrease (increase) in restricted cash                371       (371)      --
                                                     --------   --------   --------
          Net cash used in investing activities        (4,020)    (4,537)    (6,793)
                                                     --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Proceeds from notes payable                     4,680      6,530      5,249
    Cash distributions paid to partners                (6,596)   (11,725)   (11,737)
                                                     --------   --------   --------
          Net cash used in financing activities        (1,916)    (5,195)    (6,488)
                                                     --------   --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (3)      (563)    (2,842)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          2,300      2,863      5,705
                                                     --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $  2,297   $  2,300   $  2,863
                                                     ========   ========   ========

   The accompanying notes are an integral part of these financial statements.



                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998 (continued)



                                                       2000       1999       1998
                                                       ----       ----       ----
                                                     (dollar amounts in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                        $  2,143   $  1,226   $    750

NONCASH TRANSACTIONS:

Distributions declared to partners but unpaid        $   --     $  2,199   $  2,931

Deferred income transferred to write-down            $   --     $   --     $    743

Lease settlement reserve transferred to
  write-down                                         $   --     $   --     $  3,000

Application of maintenance reserves payable
  to the carrying value of aircraft                     $  781   $ --     $ --

Deposit applied to capitalized aircraft
  improvements                                          $  790   $ --     $ --


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.   Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners II, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft. Actual results could differ from such estimates. Certain financial statement items have been reclassified to conform to the 2000 presentation.

         Cash and Cash Equivalents. The Partnership invests funds not immediately required for operations or distributions in short term, highly liquid investments until such time as the funds are required to meet its obligations. The short term, highly liquid investments are recorded at cost, which approximates fair market value. For purposes of the balance sheets and the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

         In accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the recognition of an impairment for a long-lived asset is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of an impairment loss is to be recognized based on the fair value of the asset. The Partnership generally bases its estimate of fair market value of the aircraft upon valuation by an independent third party. SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.

         MD-81 Trust. The McDonnell Douglas MD-81 aircraft under lease to US Airways Group, Inc. ("USAir") is owned by a trust in which the Partnership has a 50% interest. An affiliated Partnership owns the other 50% interest. The Partnership has adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investment in Certain Partnerships and Other Ventures" (EITF 00-1) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to US Airways under the equity method. In prior years the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

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

         Deferred Income. Some of the Partnership's operating leases require rental payments to be paid monthly, in advance. Deferred rental income represents payments received in advance, which have not been earned.

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

Accounting Pronouncements

         The Partnership has adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures" (EITF 00-1) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to USAirways under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.


2.   Organization of the Partnership

         The Partnership was formed on April 26, 1989 for the purpose of acquiring, leasing and ultimately selling used commercial aircraft. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly owned subsidiary of UBS Americas, Inc. UBS Americas is the successor to Paine Webber Group, Inc. (collectively, the "General Partners").

     The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership had the right, subject to certain conditions, to reinvest the proceeds from sales of aircraft occurring prior to August 21, 1998. The net proceeds of any future sales of aircraft will be used be used to reduce Partnership indebtedness.

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

4.   Aircraft
                           Net Investment in Aircraft

         The Partnership's net investment in aircraft as of December 31, 2000 and 1999 consisted of the following (in thousands):

                                                         2000            1999
                                                         ----            ----

Aircraft on operating leases, at cost                  $ 108,866      $  86,247
Less: Accumulated depreciation                           (61,914)       (46,662)
         Write-downs                                      (7,279)        (7,710)
                                                       ---------      ---------
                                                       $  39,673      $  31,875
                                                       ---------      ---------

Net Investment in MD-81 Trust                          $   1,583      $   2,354
                                                       ---------      ---------

Aircraft held for lease or sale, at cost               $  46,744      $  65,921
Less: Accumulated depreciation                           (19,334)       (34,877)
         Write-downs                                     (22,713)       (20,782)
                                                       ---------      ---------
                                                           4,697         10,262
                                                       ---------      ---------
Aircraft, net                                          $  45,953      $  44,491
                                                       =========      =========

                            Financial Terms of Leases


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

         During the third quarter of 1998, the Partnership reclassified the $3,000,000 return condition settlement and the $743,000 unearned portion of the L-1011 lease prepayment, as an additional write-down on the L-1011 aircraft. No additional impairment expense was recognized. In addition, a write-down of $420,000 was taken to reflect the estimated market value of the aircraft. At December 31, 2000 the L-1011 aircraft had a book value of approximately $1.7 million. The Partnership continues to remarket the Lockheed L-1011 aircraft.

         On January 10, 2001, TWA filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. TWA accounted for 21% of the Partnership's lease revenue in 2000. TWA did not make its monthly rental payments during December 2000, or January or February 2001. In March the Bankruptcy Court approved the sale of TWA's assets to American Airlines, Inc., lease payments resumed and, as of March 19, 2001, TWA was again current. The Partnership has agreed to sell its MD-82 to American Airlines for $9.5 million and will receive rent payments until the transaction is closed. The purchase price of the aircraft is in excess of the net book value. This transaction is expected to close in April, 2001, at which time the proceeds will be applied primarily to reduce Partnership debt.


         Aeromexico Leases. The Partnership's two McDonnell Douglas DC-9-31 aircraft were originally acquired in March and April 1990 for purchase prices aggregating $14,295,000. During 1992, the Partnership repossessed the aircraft from Midway Airlines Inc. ("Midway") and leased them to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for terms of approximately five years. The leases, which originally provided for quarterly rentals in advance of $234,000, were scheduled to expire in July 1997; one lease was extended to November 6, 1999 (with Aeromexico given the right, subject to notice to extend to February 2000) and one of which was extended to February 25, 2000, each at a rate of $75,000 per month. The lease expiring in November was extended at Aeromexico's option to February 6, 2000. Aeromexico has been paying for the aircraft on a month-to-month basis and is scheduled to return it in late March or early April, 2001. Upon return of the aircraft, the Partnership will remarket the aircraft. There can be no assurance as to whether the plane can be remarketed, the time it will take or the lease rate which may be achieved.

         During 2000, one of the DC-9's leased to Aeromexico suffered a total loss in a runway accident. The asset cost and accumulated depreciation related to this aircraft was written off in 2000 to reflect the loss of the aircraft. Since the insurance proceeds received were greater than the net book value of the aircraft, a gain on disposition of $4.8 million was recognized in 2000.


         Kitty Hawk Aircargo, Inc. ("Kitty Hawk") Lease. The Boeing 727-200, described as Continental 727 No. 2 was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The Partnership swapped the three JT8D-15 engines that were returned with the aircraft for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative difference in value of the engines as determined by a third party appraiser, resulting in a $173,000 gain. The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are to be paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below 1.5 to 1. Kitty Hawk has provided a security deposit of $225,400. The Partnership had incurred costs of approximately $4.7 million related to the cargo conversion and hushkitting, as of December 31, 1999.

         Kitty Hawk filed for Bankruptcy protection under Chapter 11 on May 1, 2000, but has stayed current with regard to its lease payments as of December 31, 2000. Kitty Hawk accounted for 13% of the Partnership's lease revenue during 2000. A default or deferral of lease payments on the part of Kitty Hawk, or any other lessee, may adversely affect future cash distributions by the Partnership.


         US Airways Group Inc. ("USAir") Lease. During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. The aircraft is subject to an operating lease with USAir, which is scheduled to expire on June 1, 2001 pursuant to the renewal option exercised by USAir in 1997. Rental payments are payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). The lessee also has three additional one-year renewal options at fair market rental rates. The lessee may elect to purchase the aircraft at its then fair market value at the end of any renewal term. USAirways has indicated its intention to return the aircraft at the end of the lease in June 2001. Upon return of the aircraft, the Partnership will remarket the aircraft. There can be no assurance as to whether the plane can be remarketed, the time it will take or the lease rate which may be achieved.

         The aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which expired in 2000.

         Shareholders of US Airways have voted to accept a merger proposal from UAL Corporation, the parent company of United Airlines, Inc.


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

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. Lease revenues from Falcon are now being recognized by the Partnership based on cash received, and additional receivables are not being accrued. For the period January 1, 2000 through December 31, 2000, Falcon owed $1,140,000 in rent and approximately $486,000 in maintenance reserves. For the period January 1, 2000 through December 31, 2000 Falcon paid approximately $538,000 in rent and $286,000 in maintenance reserves. The Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon. The Partnership has agreed in principle to an early termination of the lease at the occasion of the next "C" check, anticipated to be September, 2001, at which time the Partnership will evaluate its options relating to performing a "C" check and the re-marketing of the aircraft.

         Falcon has become significantly leveraged and there can be no assurance that Falcon will meet its future obligations. If Falcon were to fall further in arrears, the Partnership may need to repossess the aircraft. If the Partnership must repossess the plane and re-market it, there can be no assurance as to whether it can be re-marketed, the time it would take and the lease rate that might be achieved.


         Capital Cargo International Airlines, Inc. Lease. In January 1997, the Partnership entered into a lease agreement with Capital Cargo International Airlines, Inc. ("Capital Cargo"), a start-up freight carrier, with respect to the Boeing 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to finance the conversion of the aircraft to a freighter and complete a C-check. The Capital Cargo Lease ("Capital Cargo Lease") is for a term of approximately eight years and provides for an initial monthly lease rate of $105,000 per month. The Capital Cargo Lease required the Partnership to hushkit the aircraft on or before its 1999 C-check visit at its own expense at which time the lease rate increased to $139,000 per month. Pursuant to the lease agreement, the aircraft underwent a "C" check and received a hushkit in December 1998 and the Partnership incurred costs of approximately $2,412,000.

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

         As of January 25, 2001, Capital Cargo failed to make its lease and reserve payment. A notice of default was sent on February 8, 2001 and the February and March rent and reserve payments have been missed. The Partnership is in discussion with Capital Cargo regarding the restructuring of its lease.

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

         The Partnership has invested approximately $7.8 million for a low gross weight hushkit and cargo conversion of the aircraft, and the purchase of three JT8D-7B engines. The Partnership received cash proceeds of $1,050,000 for the sale of the JT8D-15 engines from this aircraft, which resulted in a $60,000 impairment expense. In the third quarter of 1998, due to the conversion of this aircraft to a freighter, the Partnership wrote-off the remaining net book value of the interior, determined through a third party appraisal, which resulted in an impairment expense of $57,000. This aircraft was also written down at December 31, 2000 by $901,000.

         TNT is responsible for the first $50,000 of cost in complying with the newly issued freighter conversion AD. Costs in excess of this amount are initially paid for by TNT. At the end of the lease, TNT will be reimbursed by the Partnership for a portion of the AD compliance cost based on a formula set forth in the Partnership agreement, not to exceed $250,000.

         Emery Worldwide Airlines Inc. ("Emery") Lease. The lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions was done at Continental's expense at a maintenance facility. Continental continued to pay rent until the aircraft achieved the lease requirements for its return, which took place on December 16, 1999. The aircraft was stored at a modification facility until June 2000 at which time work commenced to convert it to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed a lease for a term of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $436,000. The aircraft was converted to a freighter in 2000 and delivered to Emery in December, 2000. At December 31, 2000 the conversion work totaled approximately $13 million.


         Airbus A-300 Aircraft Lease. In December 1997, the Partnership leased, on a short-term (six month minimum) basis, one of the CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier, for rents of $2,200 per day, plus an hourly rental of $225 per engine hour, with a minimum of 4 hours per cycle. The Partnership and VASP extended the lease to December 1998 and then to June, 1999. In December 1998, the Partnership and VASP entered into an agreement for the lease of the second engine from the A-300 aircraft, the terms of which were the same as the first engine lease. Both engine leases were scheduled to expire in June 1999. The Partnership continues to re-market this aircraft for lease or sale, although given the fact that the airframe requires a heavy maintenance check, it is more likely to be sold.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments, for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. VASP failed to pay rent on the engines and after being unable to come to agreement with VASP, the Partnership filed suit in Brazil and Florida. (See Note 8, "Litigation" ). The Partnership wrote down the carrying value of the aircraft and engines by $1.4 million in the second quarter of 2000. In addition, $781,000 of collected maintenance reserves related to the aircraft's engines were applied against the carrying value of the aircraft, so that the carrying value approximates the estimated current market value. (See Footnote 8 "Litigation" and Footnote 10 "Subsequent Events")


         General. The aircraft leases are principally triple net leases. As such, during the terms of the leases, the lessees are required to pay substantially all expenses associated with the aircraft.

                               Significant Lessees

         The Partnership leased its aircraft to eight different airlines during 2000. Revenues from each of the airlines which accounted for 10% or greater of the Partnership's total rental revenue during 2000, 1999 and 1998 are as follows:

Airlines                                         Percentage of Rental Revenue(a)
- --------                                         -------------------------------
                                                      2000    1999    1998
                                                      ----    ----    ----

Continental Airlines, Inc. (b)                         (c)     20%     25%
Trans World Airlines, Inc.                             21%     19      21
Aerovias de Mexico S.A. de C.V                         16      15      14
Capital Cargo International Airlines, Inc.             16      14      (c)
TNT Transport International B.V                        14      13      (c)
Kitty Hawk Aircargo, Inc.                              13      (c)     (c)
US Airways Group Inc.                                  12      10      (c)

(a) Such percentages include the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

(b) Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

(c)      Represents less than 10%.

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $3,132,000, $3,350,000 and $3,429,000 in 2000, 1999 and 1998
respectively.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 2000 (in thousands):

            Year                                                Amount
            ----                                                ------

            2001                                               $  9,141
            2002                                                  6,345
            2003                                                  5,636
            2004                                                  5,636
            2005                                                  5,196
            Thereafter                                            6,326
                                                               --------
            Total                                              $ 38,280
                                                               ========

         The above schedule of future minimum rental income, includes a total of $760,000 of rents from those lessees on non-accrual status, but does not include rental income which would result from the renewal of existing leases or the re-leasing of the aircraft, unless the renewal has been exercised.

         The Partnership operates in one industry, the leasing of used aircraft to commercial passenger and freight airlines.


5.   Notes Payable

         The Partnership closed on a new $30 million lending facility on April 14, 2000 and an initial draw down was made of $19.5 million. The facility is limited to $25 million because the Aeromexico leases were not extended for two years. Due to this limitation, the Partnership suspended distributions to partners in October 2000 and used the resulting cash to fully fund the DC10-10 conversion. The balance of the Note was $21.21 million at December 31, 2000. The loan proceeds were used to retire existing debt of $16.53 million, to replenish working capital and to fund the DC10-10 conversion. The term of the loan is 6 years, with interest only payments for the first twelve months. Thereafter, principal is required to be repaid in equal quarterly installments over 60 months with the first payment due in April 2001. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining term. The Partnership paid a 1.0% commitment fee and the interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgaged interest in all aircraft except the 50% interest in the US Airways MD-81 aircraft. The loan agreement requires that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees. The facility was also used to fund the DC10-10 conversion.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the original offering proceeds.

6.   Transactions with Affiliates

         Management Fees. The General Partners are entitled to a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 2000, 1999 and 1998, the General Partners earned base management fees of $155,000, $174,000 and $177,000, respectively.

         Incentive Management Fees. The General Partners also are entitled to a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 2000, 1999 and 1998, the General Partners earned incentive management fees of $592,000, $442,000 and $505,000, respectively.

         Re-lease Fee. The General Partners are entitled to a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 2000, 1999 and 1998, the General Partners earned re-lease fees of $319,000, $344,000 and $335,000, respectively.

         Beginning July 1, 1995, as part of the 1996 and 1997 class action settlement, the Administrative General Partner remits to an affiliate, all management fees as well as all 1997 and future fees and distributions received by the Administrative General Partner, for deposit into an escrow account for the benefit of the class action members. As distributions from the Partnership have fallen below a level of 8% per annum of original capital, pursuant to the Partnership Agreement, fees to the General Partners are being accrued but not paid on a current basis.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $-0-, $-0- and $19,000 in each of the years ended December 31, 2000, 1999 and 1998. The continued absence of accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 2000, 1999 and 1998, the Partnership paid $693,000, $87,000 and $1,313,000, respectively, to a licensed maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft. Additionally, during 2000, 1999 and 1998, the Partnership paid $1,034,000, $1,294,000 and $1,887,000, respectively, to a company owned by the President and Director of the Managing General Partner, for the purchase of parts in connection with certain capital projects.

7.   Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable (loss) income reported for federal income tax purposes (in thousands):

                                                   2000       1999       1998
                                                 --------   --------   --------

Net income per financial statements              $  1,788   $    978   $  1,855
Increase (decrease) resulting from:
   Depreciation                                     3,503       (648)    (4,523)
   TBT interest income, less
      TBT rental expense                             (570)    (1,492)    (1,174)
   Gain on sale of engines                             69         85        524
   Reserves for maintenance costs,
      net of maintenance expense and
      write-downs of aircraft                        (187)      (192)      4590
   Maintenance reserve payable                      1,457      1,113      1,184
   Deferred rental income                            --         (192)      (526)
   Rental income                                     (256)      (285)       285
   Provisions for bad debts                          --         --       (1,678)
   Management fees                                   --           27        (26)
   Other                                              (22)        13        (18)
                                                 --------   --------   --------
Taxable (loss) income per federal
  income tax return                              $  5,782   $   (593)  $ (3,638)
                                                 ========   ========   ========

         The following is a reconciliation of the amount of the Partnership's total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                   2000       1999       1998
                                                 --------   --------   --------

Total Partnership capital per
   financial statements                          $ 21,575   $ 24,185   $ 34,200
Increase (decrease) resulting from:
   Commission and expenses paid
      in connection with the sale of limited
      partnership units                            16,295     16,295     16,295
   Accounts receivable                               --          233        285
   Distributions payable to partners                 --        2,169      2,931
   Management fees payable                           --         --          (26)
   Reserves for maintenance costs and
      write-downs                                  25,316     22,627     22,321
   Deferred income                                    311        167        759
   Accumulated depreciation                       (40,243)   (43,096)   (42,448)
   TBT interest income less TBT rental expense     (7,086)    (6,516)    (5,055)
   Lease settlement payment, including lease
      aircraft received accounted for under the
      cost recovery method                         10,115     10,115     10,115
   Allowance for bad debts                           --         --         --
   Securities received in leasing transaction        --         --         --
   Fixed Assets                                      --          538       --
   Other                                              (22)       328        (13)
                                                 --------   --------   --------
Tax bases of net assets                          $ 26,261   $ 27,045   $ 39,364
                                                 ========   ========   ========

8.   Litigation

         After not being able to arrive at a negotiated settlement of outstanding issues with VASP, the Partnership filed suit in May, 1999 in Brazil and June, 1999 in Florida to repossess the two CF6-50C2 engines which had been leased to VASP, one then being in Brazil and one then being in Florida ("the Brazilian engine" and "the Florida engine"). It also sued in Florida for unpaid rent, reserves and the repair of the engine in Florida, which was damaged in January of 1999.

         The Brazilian Court ruled in May that the Partnership could repossess the engine in Brazil, although that ruling was stayed until September 3, 1999, after the completion of all of VASP's appeals. The Partnership has returned the Brazilian engine to the U.S. and is offering it for lease. The Brazilian court action was concluded on February 9, 2001.

         A trial was held in Florida in December 1999 and January 2000 and an order of the court favorable to the Partnership with respect to the rent and maintenance reserve claims was entered in March 2000. VASP and the Partnership entered into a Stipulation in March of 2001 which, for the payment of $800,000 by VASP, resulted in the settling of any claims relating to the damaged engine and the estimated Partnership's legal fees. In addition, VASP has agreed to a monthly payment of $100,000 per month starting in April 2001 to satisfy the March judgment. The March judgment will be further satisfied by a receiver's sale of a VASP owned property in Florida. Upon the sale of the property, the monthly payment will be adjusted to retire the remaining balance (See Footnote 10 to the Financial Statements, "Subsequent Events"), with interest, over the remaining months until February 2002. If VASP fails in its payment, there are additional Florida properties which will be liquidated by a court appointed receiver to satisfy the Partnership's March judgment.

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

         Notes payable. For notes payable, carrying value approximates fair value based upon current rates offered for notes of the same remaining maturities.

         Accounts payable and accrued expenses, payable to affiliates, and accrued interest payable. For these balances carrying value approximates fair value due to their short-term nature.


10.  Subsequent Events

         As of January 25, 2001, Capital Cargo, which leases a Boeing 727, failed to make its lease and reserve payment and has failed to make lease and reserve payment in February and March 2001. A notice of default was sent on February 8, 2001. The Partnership is in discussions to restructure the lease with Capital Cargo.

         During the first quarter of 2001, the GE CF6-50C2, which was damaged while in service with VASP, referred to herein as the "Florida engine", was dismantled at an engine repair facility and determined to be a total economic loss. It is anticipated the engine parts can be sold for a nominal amount. The Partnership negotiated a settlement with VASP with regards to the damage to this engine and the legal costs incurred, which included payment to the Partnership of $800,000 as well as the retention by the Partnership of the $200,000 deposit.

         Also during the first quarter of 2001, in order to prevent a bank foreclosure on an office building formerly owned by VASP, which was purchased by the Partnership at a sheriff's sale for a nominal credit bid, the Partnership purchased the mortgage from the bank for approximately $1.1 million. As part of the aforementioned settlement agreement, starting in March, 2001, VASP is to retire the Partenership's mortgage, with interest, over five months. If VASP fails to make said payments, the court appointed receiver will sell the building, which is otherwise anticipated to result in the retirement of the mortgage.

         As previously discussed, TWA filed for Chapter 11 protection under the US Bankruptcy code in January and entered into an Asset Purchase Agreement with American Airlines, Inc. While TWA fell in arrears with respect to lease payments during the Section 1110 period, all payments have been brought current. A sale of the MD-82 to American has been negotiated at a purchase price of $9.5 million with rent due until the closing date to be paid at the current rate. It is anticipated that the sale will close in April, 2001, at which time the proceeds will be applied primarily to reduce the Partnership's debt.

         It is anticipated that Aeromexico will return the remaining DC-9 to the Partnership in late March or early April, 2001. The Partnership will remarket the aircraft, although there can be no assurance as to the timeliness or success of such a remarketing effort, nor the lease rate, which may be achieved. The aircraft is only Stage II noise compliant, which will limit the markets in which it can be operated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2000, 1999 and 1998.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Richard L. Funk resigned as Senior Vice President, Technical of Pegasus Aircraft Management Corporation as of January 15, 2001, and Ervin Bach assumed the position on the same day. Information concerning the directors and executive officers of the General Partners is as follows:

                     Pegasus Aircraft Management Corporation

Name                     Positions Held
- ----                     --------------

Richard S. Wiley         President and Chairman of the Board
Carol L. Chase           Executive Vice President, General Counsel and Secretary
Robert M. Brown          Executive Vice President
Ervin Bach               Senior Vice President, Technical

         Richard S. Wiley, age 47, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a
Vice President of CIS Corporation ("CIS"), a wholly owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a BS degree from the Indiana University School of Business and an MBA from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 48, is a Executive Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a BA degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Robert M. Brown, 42, is an Executive Vice President of the Managing General Partner and Pegasus Capital Corporation, and is involved in aircraft acquisitions, finance and leasing. His primary responsibility is the structuring of debt transactions, which accommodate the PCC trading and long-term investing activities. Previously, he served as Vice President, Aircraft Sales, and as Regional Marketing Director during the offerings of the Partnership and an affiliated partnership. Prior to joining PCC, Mr. Brown was District Manager with the Chrysler Corporation. He holds a BA degree from Dartmouth College and an MBA from the University of Washington.

         Ervin Bach, 39, is Senior Vice President, Technical of the Managing General Partner and Pegasus Capital Corporation. Mr. Bach has been employed in various technical capacities with affiliates of the Managing General Partner since 1996. From 1994 to 1996 he was Manager of Structures for Hamilton Aviation, Tucson and he has held the same position with Lockheed Aeromod, Tucson from 1993 to 1994. From 1989 to 1993, Mr. Bach held various positions with the Evergreen Air Center, Marana, Arizona, the last being Manager of Engineering. During 1991, Mr. Bach was employed for seven months as a structural mechanic with Trans World Airlines in Kansas City. Mr. Bach was with the United States Air Force from 1982 to 1989, rising to the rank of Staff Sergeant with the responsibility of maintaining the mission worthiness of 13 electronic combat C-130's. Mr. Bach holds an Airframe and Power Plant license and attended USAF technical and leadership schools. Mr. Bach attended Pima Community College during 1990-91.

                           Air Transport Leasing, Inc.

Name                            Positions Held
- ----                            --------------

Clifford B. Wattley             President and Director
Stephen R. Dyer                 Vice President, Assistant Secretary and Director
Carmine Fusco                   Vice President, Secretary, Treasurer and
                                Chief Financial and Accounting Officer


         Clifford B. Wattley, age 51, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with UBS PaineWebber Inc. having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 41, is Vice President, Assistant Secretary and a Director of the Administrative General Partner. He joined UBS PaineWebber Inc. in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Carmine Fusco, age 32, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He also serves as an Assistant Vice President within the Private Investments Department of UBS PaineWebber Inc. Mr. Fusco had previously been employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.

ITEM 11.      EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2000.

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

                   The names and addresses of the General Partners are as follows:

                   Managing General Partner:

                        Pegasus Aircraft Management Corporation
                        Four Embarcadero Center, 35th Floor
                        San Francisco, CA 94111

                   Administrative General Partner:

                        Air Transport Leasing, Inc.
                        800 Harbor Boulevard, 3rd Floor
                        Weehawken, NJ 07087

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



                                                       Amount and Nature
                                                         of Beneficial   Percent
                                    Name                   Ownership    of Class
                                    ----                   ---------    --------

                   Managing General Partner:
                   Richard S. Wiley                           25,296          *
                   Carol L. Chase                              1,300          *
                   Robert M. Brown                             1,000          *
                   All directors and officers as a group
                   (4 persons)                                27,596          *

                   Administrative Managing Partner:
                   None

                   * Less than 1% of class.

              (c) The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Partnership. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement. Due to the subordination provisions of the partnership Agreement, fees to the General Partners are being accrued but are not being paid on a current basis.

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 2000.

         Base Management Fee. The General Partners receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During 2000, the General Partners earned base management fees of $155,000.

         Incentive Management Fee. The General Partners receive a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned incentive management fees of $592,000 during 2000.

         Re-lease Fee. The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned re-lease fees of $ 319,000 during 2000.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. Such reimbursable expenses amounted to $-0- during 2000. As discussed in Note 6 to the Financial Statements, accountable expenses remained $-0- due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. In 2000, the Partnership purchased certain equipment and parts for two Partnership aircraft from a company owned by the Director and President and two former officers and directors of the Managing General Partner in the amount of $1,034,000. During 2000, the Partnership paid $693,000 to a licensed maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft.

         Partnership Interest. The General Partners received or were entitled to receive distributions of $44,000 as their allocable share of distributable cash flow for 2000. In addition, pursuant to the Partnership Agreement as it relates to the sale of an asset, $1,058,000 of the Partnership's net taxable income for 2000 was allocated to the General Partners.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

              1.Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements
                                       Supplementary Data")

         (b) The Partnership filed a Form 8-K on January 21, 2000 reporting a change in the distribution rate to limited partners under Item 5, Other Events.

              The Partnership also filed a Form 8-K on April 27, 2000, reporting another distribution at the lowered rate and a new lending facility, under Item 5, Other Events.

              The Partnership also filed a Form 8-K on October 5, 2000, reporting the suspension of cash distributions for at least the quarter ending September 30, 2000 (payable in October, 2000), under Item 5, Other events.

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

         (c) Amendment No. 1, dated as of May 1, 1991, to Lease dated as of December 30, 1981, each between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Trans World Airlines, Inc. as Lessee. Filed as Exhibit 19.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

         (d) Provisional Amendment, dated as of March 31, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

                        Amendment  No. 2,  dated as of April 15,  1993,  between
         (e) First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as
                        Exhibit 10.4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

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

         Dated: March 30, 2001

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

                               By:   /s/ CLIFFORD B. WATTLEY
                                     Clifford B. Wattley
                                     President and Director

                               By:  /s/ CARMINE FUSCO
                                    Carmine Fusco
                                    Vice President, Secretary,
                                    Treasurer and Chief Financial
                                    and Accounting Officer

                               By:  Pegasus Aircraft Management Corporation
                                    Managing General Partner

                               By:  /s/ RICHARD S. WILEY
                                    Richard S. Wiley
                                    President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

Signature                                       Title
- ---------                                       -----

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