Form 10-Q
period 2001-03-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2001-05-11
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                              --------------------------------------------------

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

                       This document consists of 18 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 2001 and December 31, 2000      3

                  Statements of Income for the three months
                  ended March 31, 2001 and 2000                              4

                  Statements of Partners' Capital for the three
                  months ended March 31, 2001 and 2000                       5

                  Statements of Cash Flows for the three months
                  ended March 31, 2001 and 2000                              6

                  Notes to Financial Statements                              7

         Item 2.  Management's Discussion and Analysis of                   13
                  Financial Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         16

         Item 6.  Exhibits and Reports on Form 8-K.                         17

         Signature                                                          18

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

       BALANCE SHEETS -- MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
       ------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                        2001      2000
                                                        ----      -----
                                                (in thousands, except unit data)

Cash and cash equivalents                              $ 3,446   $ 2,297
Rent and other receivables                               1,572       311
Aircraft, net                                           43,889    45,953
Other assets                                               275       309
                                                       -------   -------
   Total Assets                                        $49,182   $48,870
                                                       =======   =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                  $   352   $   606
Payable to affiliates                                    2,281     2,012
Maintenance reserves payable                             2,275     1,989
Notes payable                                           21,210    21,210
Accrued interest payable                                   101       132
Deferred rental income and deposits                      1,254     1,345
                                                       -------   -------
   Total Liabilities                                    27,473    27,294
                                                       -------   -------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

PARTNERS' CAPITAL:
General Partners                                       $   219   $   218
Limited Partners (7,255,000 units issued and
  outstanding in 2001 and 2000)                         21,490    21,358
                                                       -------   -------
   Total Partners' Capital                              21,709    21,576
                                                       -------   -------
     Total Liabilities and Partners' Capital           $49,182   $48,870
                                                       =======   =======



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (unaudited)


                                                         2001           2000
                                                         ----           ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                       $    2,719     $    2,349
   Equity in earnings of MD-81 Trust                          111            111
   Interest                                                    32             14
   Other Income                                               800           --
                                                       ----------     ----------
                                                            3,662          2,474
                                                       ----------     ----------

EXPENSES:
   Depreciation and amortization                            1,612          1,494
   Write down                                                 800           --
   Management and re-lease fees                               270            206
   Interest                                                   588            420
   General and administrative                                  98             92
   Direct lease                                               161            102
                                                       ----------     ----------
                                                            3,529          2,314
                                                       ----------     ----------
NET INCOME                                             $      133     $      160
                                                       ==========     ==========

NET INCOME ALLOCATED:
   To the General Partners                             $        1     $        1
   To the Limited Partners                                    132            159
                                                       ----------     ----------
                                                       $      133     $      160
                                                       ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                $     0.02     $     0.02
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                7,255,000      7,255,000
                                                       ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (unaudited)



                                                General    Limited
                                               Partners   Partners      Total
                                               --------   --------      -----
                                                (dollar amounts in thousands)

Balance, January 1, 2001                       $    218    $ 21,358    $ 21,576

   Net income                                         1         132         133
                                               --------    --------    --------

Balance, March 31, 2001                        $    219    $ 21,490    $ 21,709
                                               ========    ========    ========


Balance, January 1, 2000                       $   (796)   $ 24,981    $ 24,185

   Net income                                         1         159         160

   Distributions declared to partners               (22)     (2,177)     (2,199)
                                               --------    --------    --------

Balance, March 31, 2000                        $   (817)   $ 22,963    $ 22,146
                                               ========    ========    ========




   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (unaudited)
                                                          2001       2000
                                                          ----       ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   133    $   160
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        1,612      1,493
     Equity in earnings of MD-81 Trust                     (111)      (111)
     Write-down                                             800       --
     Change in assets and liabilities:
       Rent and other receivables                        (1,261)      (185)
       Other assets                                          34         15
       Accounts payable and accrued expenses               (254)      (340)
       Accrued interest payable                             (31)      --
       Payable to affiliates                                269        207
       Deferred rental income and deposits                  (91)       (77)
       Maintenance reserves payable                         286       (251)
       Restricted cash                                     --           (4)
                                                        -------    -------
         Net cash provided by operating activities        1,386        907
                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash distributions from investment in MD-81 Trust        304        304
   Capitalized aircraft improvements                       (541)      (661)
                                                        -------    -------
         Net cash used in investing activities             (237)      (357)
                                                        -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                     --       (2,199)
                                                        -------    -------
         Net cash used in financing activities             --       (2,199)
                                                        -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                               1,149     (1,649)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,297      2,300
                                                        -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 3,446    $   651
                                                        =======    =======

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Interest paid                                        $   606    $   420
                                                        =======    =======

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2001
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                   2001               2000
                                                   ----               ----

Aircraft on operating leases, at cost            $109,407           $108,866
Less:    Accumulated depreciation                 (63,526)           (61,914)
         Write-downs                               (7,279)            (7,279)
                                                 --------           --------
                                                 $ 38,602           $ 39,673
                                                 --------           --------

Net Investment in MD-81 Trust                    $  1,390           $  1,583
                                                 --------           --------

Aircraft held for lease or sale, at cost         $ 46,744           $ 46,744
Less:    Accumulated depreciation                 (19,334)           (19,334)
         Write-downs                              (23,513)           (22,713)
                                                  -------            -------
                                                    3,897              4,697
                                                 --------           --------
Aircraft, net                                    $ 43,889           $ 45,953
                                                 ========           ========

         Trans World Airlines, Inc. ("TWA") Lease. TWA filed for Chapter 11 bankruptcy protection under the Federal Bankruptcy code in January 2001 and just before it filed, it entered into an Asset Sale and Purchase Agreement with American Airlines, Inc. TWA had fallen in arrears with respect to lease payments on the MD-82, but all arrearages were cured as of March 31, 2001. Subsequently, on April 9, 2001, American Airlines purchased TWA and the Partnership's McDonnell Douglas MD-82 aircraft for $9.5 million (see "Note 5. Subsequent Events"). The purchase price of the aircraft is in excess of the net book value of $3.3 million, and the proceeds will be applied to reduce the Partnership's debt.

         TNT Transport International B.V. ("TNT") Lease. In June 1998 the Partnership delivered a Boeing 727-200 advanced aircraft formerly leased to Continental (one of two Boeing 727s which were received as part of the early termination of the Airbus A-300 lease by Continental) to a European freight carrier, TNT, for a lease term of four years. The lease provides for monthly rentals of $123,500 and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for maintenance of the engines. TNT has provided a $150,000 security deposit. A write-down of $901,000 of the aircraft's value was taken on December 31, 2000.

         TNT is responsible for the first $50,000 of cost in complying with the newly issued freighter conversion AD. Costs in excess of this amount are initially paid for by TNT. At the end of the lease, TNT will be reimbursed by the Partnership for a portion of the AD compliance cost based on a formula set forth in the Partnership agreement, not to exceed $250,000.

         While, pursuant to the lease, TNT has renewal options, it has indicated its intention to return the aircraft at the end of the lease in March 2002. Upon return of the aircraft, the Partnership will remarket the aircraft, but there can be no assurance as to whether the plane will be remarketed, the time it will take or the lease rate, which may be achieved.

         US Airways Group Inc. ("US Air") Lease. During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership.

         Net investment in the MD-81 Trust decreased by $193,000 from $1,583,000 at December 31, 2000 to $1,390,000 at March 31, 2001, due to receipt of cash distributions of $304,000 offset by equity interest earnings of $111,000.

         During 1997, USAir exercised its renewal option for a three year extension (to June 2001) at the original lease rate. While USAir also has three additional one-year renewal options at fair market rental rates, it has indicated it will return the aircraft in June 2001. While the aircraft will be remarketed to a new lessee, there can be no assurance as to the success or timeliness of such a remarketing effort.

         The Partnership adopted the guidance in "EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1)" in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and accounted for its investment in the Trust which owns the MD-81 aircraft, leased to USAirways, under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method, with no resulting impact on net income. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

         Falcon Air Express, Inc ("Falcon"). In December 1996, the Partnership entered into a lease agreement with Falcon, a charter airline, with respect to a Boeing 727-200 non-advanced aircraft. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. For the period January 1, 2001 through March 31, 2001 Falcon paid approximately $237,500 in rent, and $198,000 in maintenance reserves. Falcon owed, for the period January 1, 2001 through March 31, 2001, $285,000 in rent and $93,000 in reserves. The Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon. The Partnership has agreed in principle to an early termination of the lease at the occasion of the next "C" check, anticipated to be September 2001, at which time the Partnership will evaluate its options relating to performing a "C" check and the re-marketing of the aircraft.

         Falcon has become significantly leveraged and there can be no assurance that "Falcon" will meet its future obligations. If Falcon were to fall further in arrears, the Partnership may need to repossess the plane and re-market it, but there can be no assurance as to whether the plane can be remarketed, the time it would take and the lease rate that might be achieved.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). One of the Boeing 727-200s, received as part of the early return of the Airbus A-300 from Continental, was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The Partnership swapped the three JT8D-15 engines that were returned with the aircraft for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative difference in value of the engines as determined by a third party appraiser, resulting in a $173,000 gain. The Kitty Hawk lease is for 84 months, the lease rate is $112,700 per month and maintenance reserves are to be paid at the rate of $375 per flight hour. Kitty Hawk has provided a security deposit of $225,400.

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but after curing the arrearages that occurred during the first 60 days of the bankruptcy, has stayed current with regard to its lease payments and was current as of March 31, 2001. Kitty Hawk has submitted an amended plan of reorganization to the Bankruptcy Court, on April 17, 2001, but has yet to have it approved.

         Emery Worldwide Airlines, Inc. ("Emery") Lease. The lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Continental continued to pay rent until the aircraft achieved the return conditions, which was accomplished on December 16, 1999. The aircraft was stored at a modification facility until June 2000 at which time work commenced to convert it to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The Emery lease is for 84 months with rent of $218,000 per month. The lease also provides for a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $436,000. The aircraft was delivered to Emery in December 2000. At March 31, 2001, the conversion work totaled approximately $13.3 million.

         Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). One of the Partnership's DC-9s was a total loss during a runway accident in late 2000 and the Partnership received the benefit of insurance proceeds in the fourth quarter of 2000. The lease with Aeromexico for the other DC-9 was extended at its option, to February 6, 2000. Aeromexico has been paying for the aircraft on a month-to-month basis and is scheduled to return it in April 2001. For the period from January 1, 2001 through March 31, 2001, Aeromexico paid a total of $156,000 rent, and the Partnership has recorded a $4,000 receivable. Upon return of the aircraft, the Partnership will remarket the aircraft. There can be no assurance as to whether the plane can be remarketed, the time it will take or the lease rate, which may be achieved.

         Capital Cargo International Airlines, Inc.("Capital Cargo"). Capital Cargo has failed to make its lease and reserve payments since January 25, 2001. A notice of default was sent on February 8, 2001. As of March 31, 2001, Capital Cargo was in arrears with respect to $417,000 in rent, and $49,000 in reserves. For the quarter ended March 31, 2001, the Partnership recognized $331,000 of rental income from Capital Cargo, of which $220,000 is a receivable and $111,000 was paid in advance. The Partnership holds a deposit of $220,000. Capital Cargo has otherwise been placed on non-accrual basis. The Partnership is engaged in discussion with Capital Cargo regarding the restructuring of its lease. If unable to come to an agreement on restructuring the lease, the Partnership will secure the return of the aircraft and remarket it. However, there can be no assurance of the timeliness or success of such a remarketing effort.

         The Boeing 727, leased to Capital Cargo, was upgraded, during late 2000, to heavy weight status in accordance with the delivery requirements and $159,000 was paid for by the Partnership in the first quarter of 2001.

         Airbus A-300 Aircraft. In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. The Partnership sued and obtained a judgment against VASP in March 2000 in Florida for unpaid rent and reserves. A receiver has been appointed to liquidate three VASP properties to satisfy claims of VASP creditors. It is anticipated that given the value of the properties, the Partnership should realize the full value of its judgment with interest. In order to avoid a bank foreclosure on one of the three properties, an office building in Miami, and potentially lose the value from that property, the Partnership purchased the $1.1 million mortgage on it during the first quarter of 2001.

         One of the engines was damaged during its utilization by VASP. It was disassembled during the first quarter of 2001 and determined to be a total loss. During the first quarter of 2001, the Partnership and VASP agreed to a Settlement Stipulation in which it would pay $800,000 to resolve all disputes between the Partnership and VASP relating to the damaged engine and the Partnership's legal costs. The Partnership received $800,000, which was recorded as Other Income, while a write-down of the same amount on the A-300 was taken in March 2001. As part of the Settlement Stipulation, the Partnership and VASP agreed to a payment schedule through which VASP would pay off the previously mentioned mortgage over 5 months and would make payments of $100,000 per month through February 2002. In exchange, the Partnership would petition the receiver to have only one of the three properties sold. VASP was late in making the initial payment and the Partnership is evaluating its options.

         The Partnership is attempting to sell the damaged engine for salvage value, lease the serviceable engine and sell the A-300 airframe.

         Lockheed L-1011-1. The Managing Partner continues to market the aircraft for lease or sale. The market for this type of aircraft is soft, in part, due to the aircraft's age and low number of operators of the aircraft type.

3.       Transactions With Affiliates

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $45,000 of base management fees during the three months ended March 31, 2001.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the
Administrative General Partner. The General Partners earned $129,000 of incentive management fees during the three months ended March 31, 2001.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $95,000 of re-lease fees during the three months ended March 31, 2001.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as adjusted per the Partnership agreement).

         As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class, fees and distributions remitted to it by the Administrative General Partner.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three months ended March 31, 2001 payable to the Administrative General Partner.

4.       Notes Payable

         The Partnership closed on a new $30 million lending facility on April 14, 2000, and an initial draw down was made of $19.5 million. The loan proceeds were used to retire existing debt of $16.5 million, to replenish working capital and to fund the DC10-10 conversion. The facility was later limited to $25 million because the Aeromexico leases were not extended for two years. The balance of the Note was $21.2 million at March 31, 2001. The term of the loan is 6 years, with interest payments only for the first twelve months. Thereafter, principal is required to be repaid in equal quarterly installments over 60 months with the first payment due in July 2001. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining term. The Partnership paid a 1.0% commitment fee and the interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgaged interest in all aircraft except the 50% interest in the US Airways MD-81 aircraft. The loan agreement requires that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the initial offering proceeds.

5.       Subsequent Events

         As of April 9, 2001, TWA became a wholly owned subsidiary of American Airlines, Inc. Also, on April 9, 2001, the Partnership sold its MD-82, leased to TWA, to American Airlines for $9.5 million. The sale proceeds were used to pay down the Partnership's debt, which, after the paydown, had a balance of $11.7 million.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         This report may contain, in addition to historical information, Forward-Looking statements that involve risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these Forward-Looking statements. Factors that might cause such differences include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these Forward-Looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

         The Partnership owns and manages a diversified portfolio of leased commercial passenger and freighter aircraft and makes distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures for working capital purposes or for debt service. As has historically been the case, the amount of future cash distributions, if any, will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At March 31, 2001, the Partnership's unrestricted cash and cash equivalents of $3,446,000 was primarily invested in such a fund. This amount was $1,149,000 more than the Partnership's unrestricted cash and equivalents at December 31, 2000 of $2,297,000. This increase in unrestricted cash was primarily due to rent payments from Emery and from TWA.

         For the quarter ended March 31, 2001, net cash provided by operating activities was $1,386,000, comprising net income of $133,000 for the 2001 Quarter adjusted by $1,612,000 of non-cash depreciation, a write-down of $800,000 and changes in assets and liabilities, as discussed below.

         Maintenance reserves payable increased by $286,000 from $1,989,000 at December 31, 2000 to $2,275,000 at March 31, 2001, respectively, due to payments for maintenance reserves from Falcon, TNT, and Kitty Hawk.

         Accounts payable and accrued expenses decreased by $254,000 from $606,000 at December 31, 2000 to $352,000 at March 31, 2001, due to payments of obligations for capital expenditures accrued at December 31, 2000.

         Rent and other receivables increased by $1,261,000 from $311,000 at December 31, 2000 to $1,572,000 at March 31, 2001. This increase came mainly from the purchase of a bank's $1,130,000 mortgage on a VASP related building (see "Note 2. Aircraft, Airbus A-300 Aircraft"). The Partnership purchased the mortgage to avoid a bank foreclosure of the office building and to preserve the collateral for satisfying the VASP judgment. The default in payments by Capital Cargo also resulted in the recording of a $220,000 receivable which offset the security deposit of the same amount, held by the Partnership at March 31, 2001.

This increase was slightly offset by TWA paying all its rent, from December 2000 through March 2001, on March 19, 2001, and being current at March 31, 2001.

         The payable to affiliates increased by $269,000 from $2,012,000 at December 31, 2000 to $2,281,000 at March 31, 2001, due to additional management and release fees being incurred for the quarter ending March 31, 2001. Payments of fees on a current basis has been suspended due to the provision of the Partnership Agreement that subordinate fee payments on a current basis if cash distributions fall below 8% of initial capital per annum.

         Deferred rental income and deposits were $1,254,000 at March 31, 2001 as compared to $1,345,000 at December 31, 2000. This decrease of $91,000 was primarily attributable to the recognition of amounts previously received from Capital Cargo and Aeromexico, offset by the March 2001 rent payment received from TWA.

         Net cash used in investing activities for the 2001 Quarter was $237,000, as a result of capitalized aircraft improvement expenditures on the Boeing 727, leased to Capital Cargo, and the McDonnell Douglas DC10-10, leased to Emery, offset by cash distributed by the MD-81 Trust aircraft. The capitalized expenditures were $159,000 to upgrade the weight of the Boeing 727 to meet the delivery requirements, and $382,000 additional conversion costs payments for the DC10-10.

         Net investment in the MD-81 Trust decreased by $193,000 from $1,583,000 at December 31, 2000 to $1,390,000 at March 31, 2001, due to receipt of cash distributions of $304,000 offset by equity interest earnings of $111,000.

         There was no cash from or used for financing activities during the 2001 Quarter. The Partnership paid no distributions during the first quarter of 2001. The Partnership does not expect to pay a distribution for the first quarter of 2001, normally payable in April.

Results of Operations
---------------------

         The Partnership's net income was $133,000 for the three months ended March 31, 2001 ("2001 Quarter") as compared to $160,000 for the quarter ended March 31, 2000 ("2000 Quarter").

         The Partnership's net income for the 2001 Quarter decreased as compared to the 2000 Quarter principally due to increases in depreciation and amortization expense, a write-down, direct lease expense, and management and re-lease fees. This was partially offset by an increase in rental revenues from the Emery lease and an increase in Other Income.

         Rental income increased by $370,000, or 16%, in the 2001 Quarter as compared to the 2000 Quarter, principally due to the $654,000 quarterly rent received from Emery, partially offset by the loss of rent from the two aircraft leased to Aeromexico (one was a total loss in an October 2000 accident, and the Partnership has received less rent from the second DC-9 in the 2001 Quarter due to its scheduled return).

         Equity in earnings of the MD-81 trust was $111,000 for both the three months ended March 31, 2001 and 2000, and cash distributed by the trust was $304,000 for each of the 2001 Quarter and the 2000 Quarter.

         Interest income increased $18,000, or 129%, for the 2001 Quarter in comparison to the 2000 Quarter, primarily due to higher average cash balances.

         Other Income was $800,000 in the 2001 Quarter, due to the receipt of payments from VASP to settle claims and legal fees of the Partnership for the engine that was damaged while leased to VASP. There was no Other Income in the 2000 Quarter.

         Interest expense for the 2001 Quarter increased by $168,000, or 40%, in comparison to the 2000 Quarter due to the higher balance of the Partnership's debt in 2001 Quarter.

         General and administrative expenses increased by $6,000, or 6% in the 2001 Quarter as compared to the 2000 Quarter due primarily to an increase in legal fees related to the VASP litigation.

         Direct lease expenses increased by $59,000, or 58% in the 2001 Quarter as compared to the 2000 Quarter due primarily to costs associated with assessing the damage to the engine which had been leased to VASP.

         Depreciation and amortization increased $118,000, or 8%, for the 2001 Quarter, in comparison to the 2000 Quarter, due primarily to the DC10-10 aircraft, leased to Emery, and the Boeing 727 weight upgrade that were not depreciated in the 2000 Quarter, offset by a decrease in depreciation related to the McDonnell Douglas aircraft, leased to Aeromexico, that crashed in October 2000.

         The Partnership also recorded a write-down of $800,000 of the aircraft related to the engine that was leased to VASP, the engine having been determined to be damaged beyond economic repair.

         Management and re-lease fees payable to the General Partners for the 2001 Quarter increased $64,000, or 31%, in comparison to the 2000 Quarter. This increase was attributable to higher rental revenue in the 2001 Quarter, as well as the recognition, during the 2001 Quarter, of Other Income from the VASP payments, all of which serve as the basis for the calculations of management fees.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings
         -----------------

         In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. The Partnership sued and obtained a judgment against VASP in March 2000 in Florida for unpaid rent and reserves. A receiver has been appointed to liquidate three VASP properties to satisfy claims of VASP creditors. It is anticipated that given the value of the properties, the Partnership should realize the full value of its judgment with interest. In order to avoid a bank foreclosure on one of the three properties, an office building in Miami, and potentially lose the value from that property, the Partnership purchased the $1.1 million mortgage on it during the first quarter of 2001.

         One of the engines was damaged during its utilization by VASP. It was disassembled during the first quarter of 2001 and determined to be a total loss. During the first quarter of 2001, the Partnership and VASP agreed to a Settlement Stipulation in which it would pay $800,000 to resolve all disputes between the Partnership and VASP relating to the damaged engine and the Partnership's legal costs. The Partnership received $800,000, which was recorded as Other Income, while a write-down of the same amount on the A-300 was taken in March 2001. As part of the Settlement Stipulation, the Partnership and VASP agreed to a payment schedule through which VASP would pay off the previously mentioned mortgage over 5 months and would make payments of $100,000 per month through February 2002. In exchange, the Partnership would petition the receiver to have only one of the three properties sold. VASP was late in making the initial payment and the Partnership is evaluating its options.

         The Partnership is attempting to sell the damaged engine for salvage value, lease the serviceable engine and sell the A-300 airframe.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 2001.

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

                                   Pegasus Aircraft Partners II, L.P.
                                   (Registrant)

                                   By: Air Transport Leasing, Inc.
                                       Administrative General Partner

Date:  May 11, 2001                By: /s/ CARMINE FUSCO
                                       -----------------
                                       Carmine Fusco
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial and Accounting Officer