Form 10-Q
period 2001-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2001-08-13
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001
                              --------------------------------------------------

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

                       This document consists of 21 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2001



                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited)

                    Balance Sheets - June 30, 2001 and December 31, 2000      3

                    Statements of Income (Loss) for the three months
                    ended June 30, 2001 and 2000                              4

                    Statements of Income (Loss) for the six months
                    ended June 30, 2001 and 2000                              5

                    Statements of Partners' Capital for the six months
                    ended June 30, 2001 and 2000                              6

                    Statements of Cash Flows for the six months
                    ended June 30, 2001 and 2000                              7

                    Notes to Financial Statements                             9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            15


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        19

          Item 6.   Exhibits and Reports on Form 8-K                         20

          Signature                                                          21

                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.    Financial Statements
           --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

        BALANCE SHEETS -- JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
        -----------------------------------------------------------------

                                     ASSETS
                                     ------

                                                        2001        2000
                                                        ----        ----
                                                (in thousands, except unit data)

Cash and cash equivalents                             $ 4,228     $ 2,297
Rent  and other receivables                             1,330         311
Aircraft, net                                          38,805      45,953
Other assets                                              279         309
                                                      -------     -------
   Total Assets                                       $44,642     $48,870
                                                      =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                 $   310     $   606
Payable to affiliates                                   2,866       2,012
Maintenance reserves payable                            2,167       1,989
Notes payable                                          11,260      21,210
Accrued interest payable                                   45         132
Deferred rental income and deposits                       941       1,345
Distributions Payable                                   1,466        --
                                                      -------     -------
   Total Liabilities                                   19,055      27,294
                                                      -------     -------

COMMITMENTS  AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' CAPITAL:
General Partners                                      $   258     $   218
Limited Partners (7,255,000 units issued and
 outstanding in 2001 and 2000)                         25,329      21,358
                                                      -------     -------
   Total Partners' Capital                             25,587      21,576
                                                      -------     -------
      Total Liabilities and Partners' Capital         $44,642     $48,870
                                                      =======     =======


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------
                           STATEMENTS OF INCOME (LOSS)
                           ---------------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                -------------------------------------------------
                                   (unaudited)

                                                       2001            2000
                                                       ----            ----
                                                     (in thousands, except unit
                                                     data and per unit amounts)

REVENUES:
   Rentals from operating leases                   $     1,538      $     2,285
   Gain on sale of aircraft                              6,156             --
   Equity in earnings of MD-81 Trust                       220              111
   Interest                                                 49               34
   Other                                                   360             --
                                                   -----------      -----------
                                                         8,323            2,430
                                                   -----------      -----------

EXPENSES:
   Depreciation and amortization                           936            1,543
   Write-downs                                             991            1,400
   Management and re-lease fees                            584              192
   Interest                                                322              561
   General and administrative                               69              130
   Direct lease                                             77               80
   Return condition settlement                            --                 51
                                                   -----------      -----------
                                                         2,979            3,957
                                                   -----------      -----------

NET INCOME (LOSS)                                  $     5,344      $    (1,527)
                                                   ===========      ===========

NET INCOME (LOSS) ALLOCATED:
   To the General Partners                         $        54      $       (15)
   To the Limited Partners                               5,290           (1,512)
                                                   -----------      -----------
                                                   $     5,344      $    (1,527)
                                                   ===========      ===========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                $      0.73      $     (0.21)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS
     ISSUED AND OUTSTANDING                          7,255,000        7,255,000
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                           STATEMENTS OF INCOME (LOSS)
                           ---------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------
                                   (unaudited)


                                                       2001             2000
                                                       ----             ----
                                                    (in thousands, except unit
                                                    data and per unit amounts)

REVENUES:
    Rentals from operating leases                  $     4,257      $     4,634
    Gain on sale of aircraft                             6,156             --
    Equity in earnings of MD-81 Trust                      331              222
    Interest                                                81               48
    Other                                                1,160             --
                                                   -----------      -----------
                                                        11,985            4,904
                                                   -----------      -----------

EXPENSES:
    Depreciation and amortization                        2,548            3,037
    Write-downs                                          1,791            1,400
    Management and re-lease fees                           854              398
    Interest                                               910              981
    General and administrative                             167              222
    Direct lease                                           238              182
    Return condition settlement                           --                 51
                                                   -----------      -----------
                                                         6,508            6,271
                                                   -----------      -----------

NET INCOME (LOSS)                                  $     5,477      $    (1,367)
                                                   ===========      ===========

NET INCOME (LOSS) ALLOCATED:
    To the General Partners                        $        55      $       (14)
    To the Limited Partners                              5,422           (1,353)
                                                   -----------      -----------
                                                   $     5,477      $    (1,367)
                                                   ===========      ===========

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                               $      0.75      $     (0.19)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF
    LIMITED PARTNERSHIP UNITS
      ISSUED AND OUTSTANDING                         7,255,000        7,255,000
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                (dollar amounts in thousands)

Balance, January 1, 2001                       $    218    $ 21,358    $ 21,576

   Net income                                        55       5,422       5,477

   Distributions to partners declared               (15)     (1,451)     (1,466)
                                               --------    --------    --------

Balance, June 30, 2001                         $    258    $ 25,329    $ 25,587
                                               ========    ========    ========


Balance, January 1, 2000                       $   (796)   $ 24,981    $ 24,185

   Net loss                                         (14)     (1,353)     (1,367)

   Distributions to partners declared               (44)     (4,353)     (4,397)
                                               --------    --------    --------

Balance, June 30, 2000                         $   (854)   $ 19,275    $ 18,421
                                               ========    ========    ========



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------
                                   (unaudited)

                                                         2001       2000
                                                         ----       ----
                                                  (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $ 5,477   $(1,367)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization                       2,548     3,037
      Gain on sale of aircraft                           (6,156)     --
    Equity in earnings of MD-81 Trust                      (331)     (222)
      Write-downs                                         1,791     1,400
       Change in assets and liabilities:
       Rent and other receivables                        (1,019)     (185)
       Other assets                                          30      (272)
       Accounts payable and accrued expenses               (296)    1,237
       Payable to affiliates                                854       398
       Accrued interest payable                             (87)      108
       Deferred rental income and deposits                 (404)     (137)
       Maintenance reserves payable                         178        45
                                                        -------   -------
         Net cash provided by operating activities        2,585     4,042
                                                        -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash distributions from investment in MD-81 Trust           607       607
Capitalized aircraft improvements                          (811)   (2,370)
Proceeds from disposition of equipment                    9,500      --
Decrease in restricted cash                                --         371
                                                        -------   -------
         Net cash provided by (used) in investing
           activities                                     9,296    (1,392)
                                                        -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable                             (9,950)    2,970
   Cash distributions paid to partners                     --      (4,397)
                                                        -------   -------
         Net cash used in financing activities           (9,950)   (1,427)
                                                        -------   -------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                       1,931     1,223
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                 2,297     2,300
                                                        -------   -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                     $ 4,228   $ 3,523
                                                        =======   =======

   The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                           $   971   $   863

   Non-cash investing activities:
     Application of maintenance reserves payable
       to the carrying value of aircraft                $  --     $   781


   Distributions declared to partners but unpaid        $ 1,466   $ 2,198




   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 2001
                                  -------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                         2001        2000
                                                         ----        ----

         Aircraft on operating leases, at cost        $  61,604   $ 108,866
         Less:  Accumulated depreciation                (29,185)    (61,914)
                 Write-downs                             (4,287)     (7,279)
                                                      ---------   ---------
                                                      $  28,132   $  39,673
                                                      ---------   ---------

Net Investment in MD-81 Trust                         $   1,307   $   1,583

         Aircraft held for lease or sale, at cost     $  73,336   $  46,744
         Less:   Accumulated depreciation               (36,474)    (19,334)
                 Write-downs                            (27,496)    (22,713)
                                                      ---------   ---------
                                                          9,366       4,697
                                                      ---------   ---------
         Aircraft, net                                $  38,805   $  45,953
                                                      =========   =========

         Trans World Airlines, Inc. ("TWA") Lease. TWA filed for Chapter 11 bankruptcy protection under the Federal Bankruptcy code in January 2001 and just before it filed, it entered into an Asset Sale and Purchase Agreement with American Airlines, Inc. TWA paid the Partnership, during the first quarter of 2001, all arrearages in lease payments. On April 9, 2001, American Airlines purchased the Partnership's McDonnell Douglas MD-82 aircraft for $9.5 million. The proceeds were utilized to reduce the Partnership's debt and the Partnership recognized a gain on the sale of the aircraft of $6,156,000.

         TNT Transport International B.V. ("TNT") Lease. In June 1998, the Partnership delivered a Boeing 727-200 advanced aircraft to a European freight carrier, TNT, for a lease term of four years. Prior to delivery, the Partnership converted the aircraft to a freighter and installed a Fedex hushkit. The lease provides for monthly rentals of $123,500 and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for the maintenance of the engines. TNT has provided a $150,000 security deposit. A write-down of $901,000 of the aircraft's value was taken on December 31, 2000. The Partnership will reimburse TNT (for a nominal amount) at the end of the lease for certain airworthiness directive work relating to the freighter conversion.

         Pursuant to the lease, TNT has renewal options, however, it has indicated its intention to return the aircraft at the end of the lease in June 2002. Upon return of the aircraft, the Partnership will remarket the aircraft, but there can be no assurance as to whether the plane will be remarketed, the time it will take or the lease rate, which may be achieved.

         US Airways Group Inc. ("US Air") Lease. During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") which is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership.

         While USAir also had three additional one-year renewal options at fair market rental rates, it returned the aircraft in July 2001 and paid rent through the return date. As the engines did not meet the return condition requirements, USAir will retain the engines and will pay rent on the engines at the rate of $675 per day per engine until their return. If the engines are not returned by August 15, 2001, rent will again resume at the prior rate until such time as engines meet the return conditions and are delivered by US Airways. The Partnership has an agreement in principle with an air carrier for a three year lease of the MD-81 on a power-by-the-hour basis.

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

         Falcon Air Express, Inc ("Falcon"). In December 1996, the Partnership entered into a lease agreement with Falcon, a charter airline, with respect to a Boeing 727-200 non-advanced aircraft. The lease is for a term of 60 months and provides for monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. For the period January 1, 2001 through June 30, 2001 Falcon paid approximately $451,000 in rent, and $360,000 in current and prior period maintenance reserves. Falcon owed, for the period January 1, 2001 through June 30, 2001, $570,000 in rent and $106,000 in reserves. The Partnership has recorded a receivable for $95,000 of past due rent and is also holding a $95,000 security deposit from Falcon. The Partnership has agreed in principle to an early termination of the lease at the occasion of the next "C" check, anticipated to be August 2001.

         The Partnership has elected to part out the aircraft upon its return. As a result, in June 2001, the aircraft was written down by $991,000 to $992,000 and $360,000 of maintenance reserves were taken into income. While the aircraft has been written down to an estimate of its realizable value in a part out, this is an estimate only and there can be no assurance it will be realized.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). One of the Boeing 727-200s, title to which was received as part of the early return of the Airbus A-300 from Continental, was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The Kitty Hawk lease is for 84 months, the lease rate is $112,700 per month and maintenance reserves are to be paid at the rate of $375 per flight hour. Kitty Hawk has provided a security deposit of $225,400.

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but after curing the arrearages that occurred during the first 60 days of the bankruptcy, has stayed current with regard to its lease payments and was current as of June 30, 2001. Kitty Hawk has submitted an amended plan of reorganization to the Bankruptcy Court, on April 17, 2001, but has yet to have it approved.

         Emery Worldwide Airlines, Inc. ("Emery") Lease. The lease on the McDonnell Douglas DC10-10 with Continental Airlines, Inc. ("Continental") expired on September 15, 1999. The aircraft was stored at a modification facility until June 2000 at which time work commenced to convert it to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The aircraft was delivered to Emery, who provided a security deposit of $436,000, in December 2000. The Emery lease is for 84 months with rent of $218,000 per month. The lease also provides for a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Rent was reduced to $114,000 for the month of June 2001, as agreed, as the aircraft was grounded while the airframe was painted. At June 30, 2001, the conversion work totaled approximately $13.6 million.

         Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). One of the Partnership's DC-9s was a total loss during a runway accident in late 2000 and the Partnership received the benefit of insurance proceeds in the fourth quarter of 2000. The lease with Aeromexico for the other DC-9 was extended at its option, to February 6, 2000. Aeromexico paid for the aircraft on a month-to-month basis and maintained possession of the aircraft while a potential sale of the aircraft to Aeromexico was being discussed. After negotiations relating to the sale were unsuccessful, the aircraft was returned in July 2001 and is being stored in Mexico. For the period from January 1, 2001 through June 30, 2001, Aeromexico paid a total of $156,000 rent. The Partnership will remarket the aircraft, however, it only achieves Stage II noise compliance and there can be no assurance as to whether the plane can be remarketed, the time it will take to remarket or the lease rate which may be achieved.

         Capital Cargo International Airlines, Inc.("Capital Cargo"). Capital Cargo has failed to make its lease and reserve payments since January 25, 2001. A notice of default was sent on February 8, 2001, and Capital Cargo returned the Boeing 727-200 on May 23, 2001. On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. As of June 30, 2001, Capital Cargo has not paid monthly rent of $139,000 since January 25, 2001 and owes back maintenance reserves of $49,000, in addition to expenses relating to the failure of the aircraft to meet return conditions, the amount of which is to be determined . The Partnership held a deposit of $220,000 which was netted against the $220,000 receivable. The Partnership will try to remarket the aircraft, however, there can be no assurance of the timeliness or success of such a remarketing effort.

         The maximum take off weight of the aircraft was upgraded, during late 2000, in accordance with the lease delivery requirements and $159,000 was paid by the Partnership in the first quarter of 2001 for this upgrade.

         Airbus A-300 Aircraft. In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. The Partnership sued and obtained a judgment against VASP in March 2000 in Florida for unpaid rent and reserves. A receiver has been appointed to liquidate three VASP properties to satisfy claims of VASP creditors. In order to avoid a bank foreclosure on a VASP related office building in Miami and potentially lose the value from that property, the Partnership purchased its $1.1 million mortgage during the first quarter of 2001.

         One of the engines was damaged during its lease by VASP. It was disassembled during the first quarter of 2001 and determined to be a total loss. During the first quarter of 2001, the Partnership and VASP agreed to a Settlement Stipulation under which VASP would pay $800,000 to resolve all disputes between itself and the Partnership relating to the damaged engine and the Partnership's legal costs. The Partnership received $800,000, which was recorded as Other Income, while a write-down of the same amount on the A-300 was taken in March 2001.

         The Partnership is attempting to sell the damaged engine for salvage value, lease or sell the serviceable engine and sell the A-300 airframe.

         Lockheed L-1011-1. The Managing Partner continues to market the aircraft for lease or sale, however, the market for this type of aircraft is soft, in part, due to the aircraft's age and low number of operators of the aircraft type.

3.       Transactions With Affiliates

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $27,000 and $73,000 of base management fees during the three months and six months ended June 30, 2001.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $504,000 and $632,000 of incentive management fees during the three months and six months ended June 30, 2001.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $53,000 and $149,000 of re-lease fees during the three months and six months ended June 30, 2001.

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three and six months ended June 30, 2001 payable to the Administrative General Partner.

4.       Notes Payable

         The Partnership obtained a $30 million lending facility on April 14, 2000, and an initial draw down was made of $19.5 million. The loan proceeds were used to retire the existing debt of $16.5 million, to replenish working capital and to fund the DC10-10 conversion. The facility was later limited to $25 million because the Aeromexico leases were not extended for two years. The term of the loan is 6 years, with interest only payments for the first twelve months. Thereafter, principal is required to be repaid in equal quarterly installments over 60 months with the first payment due in July 2001. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining term. The Partnership paid a 1.0% commitment fee and the interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgage interest in all aircraft except the 50% interest in the US Airways MD-81 aircraft. The loan agreement requires that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees.

         On April 9, 2001, the Partnership sold the MD-82, formerly leased to TWA, for $9.5 million and used the proceeds to pay down principal on the note. As of June 30, 2001, the balance due on the note is $11,260,000.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the initial offering proceeds.

5.       Subsequent Events

         On July 10, 2001, the Partnership paid distributions relating to the second quarter of 2001 at the rate of $0.20 per Unit.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a diversified portfolio of leased commercial passenger and freighter aircraft and makes distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures for working capital purposes or for debt service. The balance of the bank note must be amortized through 19 equal quarterly payments. If proceeds are received from aircraft sales, under the bank note, they will be applied to a reduction in the outstanding balance and the subsequent quarterly payments will be redetermined such that the note balance will be retired through equal quarterly payments through the remaining term. As has historically been the case, the amount of future cash distributions, if any, will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At June 30, 2001, the Partnership's unrestricted cash and cash equivalents of $4,228,000 was primarily invested in such a fund. This amount was $1,931,000 more than the Partnership's unrestricted cash and equivalents at December 31, 2000 of $2,297,000. This increase in unrestricted cash was primarily due to no cash distributions to the partners in the 2001 Period compared to the 2000 Period and less capitalized expenditures in the 2001 Period compared to the 2000 Period.

         For the six months ended June 30, 2001, ("2001 Period"), net cash provided by operating activities was $2,585,000, comprising net income of $5,477,000 for the 2001 Period adjusted by $2,548,000 of non-cash depreciation, a write-down of $1,791,000 and changes in assets and liabilities, as discussed below.

         Maintenance reserves payable increased by $178,000 from $1,989,000 at December 31, 2000 to $2,167,000 at June 30, 2001, respectively, due to payments for maintenance reserves by TNT and Kitty Hawk.

         Accounts payable and accrued expenses decreased by $296,000 from $606,000 at December 31, 2000 to $310,000 at June 30, 2001, due to the payment of obligations for capital expenditures accrued at December 31, 2000.

         Rent and other receivables increased by $1,019,000 from $311,000 at December 31, 2000 to $1,330,000 at June 30, 2001. This increase was caused primarily by the purchase of a bank's $1,130,000 mortgage on a VASP related building (see "Note 2. Aircraft, Airbus A-300 Aircraft"). The Partnership purchased the mortgage to avoid a bank foreclosure of the underlying office building to preserve the collateral to satisfy the VASP judgment. This increase was slightly offset by TWA paying its rent, which was accrued at December 31, 2000.

         The payable to affiliates increased by $854,000 from $2,012,000 at December 31, 2000 to $2,866,000 at June 30, 2001, due to additional management and release fees being earned for the period ending June 30, 2001. Payments of fees on a current basis has been suspended due to the provision of the Partnership Agreement that subordinate fee payments on a current basis if cash distributions fall below 8% of initial capital per annum.

         Deferred rental income and deposits were $941,000 at June 30, 2001 as compared to $1,345,000 at December 31, 2000. This decrease of $404,000 was primarily attributable to the transfer to income of amounts related to Capital Cargo and Aeromexico.

         Net cash provided by investing activities for the 2001 Period was $9,296,000, an increase of $10,638,000 over the 2000 Period, primarily due to the sale of the MD-82, formerly leased to TWA, partially offset by lower capitalized aircraft improvement expenditures on the Boeing 727, leased to Capital Cargo, and the McDonnell Douglas DC10-10, leased to Emery. The 2001 Period capitalized expenditures were $159,000 to upgrade the weight of the Boeing 727 to meet the delivery requirements, and $652,000 additional conversion costs payments for the DC10-10.

         Net investment in the MD-81 Trust decreased by $276,000 from $1,583,000 at December 31, 2000 to $1,307,000 at June 30, 2001, due to receipt of cash distributions of $607,000 offset by equity in the earnings of the Trust of $331,000.

         Net cash used in financing activities for the 2001 Period was $9,950,000, due to the pay down of the Partnership's debt.

         The Partnership accrued $1,466,000 of distributions declared for the first six months of 2001. These cash distributions were paid on July 10, 2001.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, none of the cash distributions paid to the partners for the three months ended June 30, 2001 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 79% of the cash distributions paid to the partners from the inception of the Partnership through June 30, 2001 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The Partnership sued and obtained a judgment against VASP in March 2000 in Florida for unpaid rent and reserves. A receiver has been appointed to liquidate three VASP properties to satisfy claims of VASP creditors. Given the value of the properties and current sales contracts, the Partnership should realize the full value of its judgment with interest.

Results of Operations
---------------------

         The Partnership's net income was $5,344,000 and $5,477,000 for the quarter and six months ended June 30, 2001 (the "2001 Quarter" and the"2001 Period"), respectively, as compared to net loss of $1,527,000 and $1,367,000 for the quarter and six months ended June 30, 2000 (the "2000 Quarter" and the "2000 Period"), respectively.

         The Partnership's net income for the 2001 Quarter and the 2001 Period increased as compared to the 2000 Quarter and the 2000 Period principally due to the sale of the MD-82, the recognition of income from the maintenance reserves of the Falcon aircraft, as well as a decrease in depreciation and a decrease in interest expense, partially offset by a decrease in rental income and an increase in management and re-lease fees.

         Rental income decreased by $747,000 and $377,000, or 33% and 8%, respectively, in the 2001 Quarter and the 2001 Period, as compared to the 2000 Quarter and the 2000 Period, primarily due to the loss of rent from the two aircraft leased to Aeromexico (one was a total loss in an October 2000 accident), the sale of the MD-82, formerly leased to TWA, the default of rental payment by Capital Cargo, and less rent received from the second DC-9 in the 2001 Quarter due to its scheduled return, offset by the $218,000 monthly rent from Emery starting January 2001.

         Equity in the earnings of the MD-81 trust was $220,000 and $331,000 for the 2001 Quarter and the 2001 Period, respectively, as compared to $111,000 for the 2000 Quarter and $222,000 for the 2000 Period. The increase in income is a result of the aircraft carrying value achieving estimated salvage value. Cash distributed by the trust was $304,000 and $607,000 for each of the 2001 and 2000 Quarter and for each of the 2001 and 2000 Period, respectively.

         Interest income increased by $15,000 and $33,000, or 44% and 69%, respectively, for the 2001 Quarter and the 2001 Period in comparison to the 2000 Quarter and the 2000 Period, primarily due to higher average cash balances.

         Other Income was $360,000 and $1,160,000 in the 2001 Quarter and the 2001 Period, due to the recognition of the maintenance reserves from Falcon into income in the 2001 Quarter, and the receipt of an $800,000 payment from VASP to settle claims and legal fees of the Partnership for the engine that was damaged while leased to VASP in the 2001 Period. There was no Other Income in the 2000 Quarter and the 2000 Period.

         Interest expense for the 2001 Quarter decreased by $239,000 and $71,000, or 43% and 7%, respectively, in comparison to the 2000 Quarter and the 2000 Period due to the lower balance of the Partnership's debt and a decrease in interest rate in the 2001 Quarter and the 2001 Period. Interest was paid for approximately one quarter on the approximately $10 million of debt repaid from the sale of the MD-82 aircraft.

         General and administrative expenses decreased by $61,000 and $55,000, or 47% and 25% in the 2001 Quarter and the 2001 Period, respectively, as compared to the 2000 Quarter and the 2000 Period due primarily to a decrease in legal fees related to the VASP litigation.

         Direct lease expenses decreased by $3,000, or 4% in the 2001 Quarter as compared to the 2000 Quarter due primarily to costs, incurred in the 2000 Quarter, associated with assessing the damage to the engine which had been leased to VASP. These expenses increased by $56,000, or 31%, as compared to the 2000 Period, due to the return of the aircraft that had been leased to Capital Cargo.

         Depreciation and amortization decreased by $607,000 and $489,000, or 39% and 16%, for the 2001 Quarter and the 2001 Period, respectively, in comparison to the 2000 Quarter and the 2000 Period, due primarily to a decrease in depreciation related to the loss of one DC-9 leased to Aeromexico, the end of the lease on a second aircraft leased to Aeromexico, and the sale of the MD-82, leased to TWA, resulting in no depreciation expense for the aircraft, offset by depreciation taken in 2001 on the DC10-10 aircraft, leased to Emery, and the Boeing 727 weight upgrade that were not depreciated in the 2000 Quarter.

         The Partnership recorded write-downs of $800,000 in the first three months of 2001 on the engine that was leased to VASP, the engine having been determined to be damaged beyond economic repair, and $991,000, in the 2001 Quarter, for the Falcon aircraft which will be parted out upon its return.

         Management and re-lease fees payable to the General Partners for the 2001 Quarter increased $392,000 and $456,000 or 204% and 115%, in comparison to the 2000 Quarter and the 2000 Period . This increase was attributable to the sale of the MD-82, formerly leased to TWA, in the 2001 Quarter, as well as the recognition, during the 2001 Quarter, in Other Income of payments from VASP and maintenance reserves from Falcon, all of which are included in the base for the calculations of management fees.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings

         In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. The Partnership sued and obtained a judgment against VASP in March 2000 in Florida for unpaid rent and reserves. A receiver has been appointed to liquidate three VASP properties to satisfy claims of VASP creditors. It is anticipated that given the value of the properties and current sales contracts, the Partnership should realize the full value of its judgment with interest. In order to avoid a bank foreclosure on a VASP related office building in Miami and potentially lose the value from that property, the Partnership purchased a $1.1 million first mortgage on the building during the first quarter of 2001.

         One of the engines was damaged during its lease by VASP. It was disassembled during the first quarter of 2001 and determined to be a total loss. During the first quarter of 2001, the Partnership and VASP agreed to a Settlement Stipulation under which VASP would pay $800,000 to resolve all disputes between itself and the Partnership related to the damaged engine and the Partnership's legal costs. The Partnership received $800,000, which was recorded as Other Income, and a write-down of the same amount was recorded on the A-300 in March 2001.

         The Partnership is attempting to sell the damaged engine for salvage value, lease or sell the serviceable engine and sell the A-300 airframe.

         In January 2001, Capital Cargo stopped making its rent and maintenance reserve payments to the Partnership. As of June 30, 2001, Capital Cargo owed the Partnership $834,000 in rent and $49,000 in maintenance reserve payments. On June 14, 2001, the Partnership sued Capital Cargo in the court of Orlando County, Florida, for the breach of its monetary obligations and damages relating to failure of the aircraft to meet lease return conditions.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       (a)    Exhibits


       (b)    Reports on Form 8-K

              The Partnership filed a Form 8-K on July 10, 2000, reporting cash distributions at $0.20 per Unit, under Item 5, Other Events.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Pegasus Aircraft Partners II, L.P.
                                      (Registrant)

                                      By:Air Transport Leasing, Inc.
                                             Administrative General Partner

Date:  August 10, 2001                By:    /s/ CARMINE FUSCO
                                             -----------------
                                             Carmine Fusco
                                             Vice President, Secretary,
                                             Treasurer and Chief Financial
                                             and Accounting Officer