Form 10-Q
period 2001-09-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2001-11-14
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                              --------------------------------------------------

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

                       This document consists of 24 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001



                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited)

                    Balance Sheets - September 30, 2001 and
                    December 31, 2000                                         3

                    Statements of Operations for the three months
                    ended September 30, 2001 and 2000                         4

                    Statements of Income (Loss) for the nine months
                    ended September 30, 2001 and 2000                         5

                    Statements of Partners' Capital for the nine months
                    ended September 30, 2001 and 2000                         6

                    Statements of Cash Flows for the nine months
                    ended September 30, 2001 and 2000                         7

                    Notes to Financial Statements                             9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            17


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        22

          Item 6.   Exhibits and Reports on Form 8-K                         23

          Signature                                                          24

                          Part I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.   Financial Statements
          --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

              BALANCE SHEETS -- SEPTEMBER 30, 2001 (UNAUDITED) AND
              ----------------------------------------------------
                                DECEMBER 31, 2000
                                -----------------

                                     ASSETS
                                     ------
                                                       2001         2000
                                                       ----         ----
                                                (in thousands, except unit data)

Cash and cash equivalents                             $ 5,257     $ 2,297
Rent receivable                                            67         311
VASP receivable                                         3,434        --
Aircraft, net                                          32,558      45,953
Other assets                                              244         309
                                                      -------     -------
   Total Assets                                       $41,560     $48,870
                                                      =======     =======

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued expenses                 $   301     $   606
Payable to affiliates                                   2,994       2,012
Maintenance reserves payable                            2,135       1,989
Notes payable                                          10,697      21,210
Accrued interest payable                                   41         132
Deferred rental income and deposits                       812       1,345
                                                      -------     -------
     Total Liabilities                                 16,980      27,294
                                                      -------     -------

COMMITMENTS  AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' CAPITAL:
General Partners                                      $   247     $   218
Limited Partners (7,255,000 units issued and
 outstanding in 2001 and 2000)                         24,333      21,358
                                                      -------     -------
   Total Partners' Capital                             24,580      21,576
                                                      -------     -------
      Total Liabilities and Partners' Capital         $41,560     $48,870
                                                      =======     =======




   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             ------------------------------------------------------
                                   (unaudited)

                                                       2001             2000
                                                       ----             ----
                                                    (in thousands, except unit
                                                    data and per unit amounts)

REVENUES:
   Rentals from operating leases                   $     1,735      $     2,356
   Equity in earnings of MD-81 Trust                       148              111
   Interest                                                 32               44
   Interest on VASP judgement                              555             --
   VASP judgement                                        2,991             --
   Return condition settlement                             688             --
   Other                                                   141             --
                                                   -----------      -----------
                                                         6,290            2,511
                                                   -----------      -----------

EXPENSES:
   Depreciation and amortization                           462            1,544
   Write-downs                                           5,803             --
   Management and re-lease fees                            151              197
   Interest                                                258              640
   General and administrative                               57              110
   Direct lease                                            566              102
                                                   -----------      -----------
                                                         7,297            2,593
                                                   -----------      -----------

NET LOSS                                           $    (1,007)     $       (82)
                                                   ===========      ===========

NET LOSS ALLOCATED:
   To the General Partners                         $       (11)     $        (1)
   To the Limited Partners                                (996)             (81)
                                                   -----------      -----------
                                                   $    (1,007)     $       (82)
                                                   ===========      ===========
NET LOSS PER LIMITED
   PARTNERSHIP UNIT                                $     (0.14)     $     (0.01)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS
     ISSUED AND OUTSTANDING                          7,255,000        7,255,000
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                           STATEMENTS OF INCOME (LOSS)
                           ---------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------
                                   (unaudited)

                                                       2001             2000
                                                       ----             ----
                                                    (in thousands, except unit
                                                     data and per unit amounts)

REVENUES:
    Rentals from operating leases                  $     5,992      $     6,989
    Gain on sale of aircraft                             6,156             --
    Equity in earnings of MD-81 Trust                      479              333
    Interest                                               101               92
    Interest on VASP judgement                             567             --
    VASP judgement and settlement                        3,791             --
    Return condition settlements                           688             --
    Other                                                  501             --
                                                   -----------      -----------
                                                        18,275            7,414
                                                   -----------      -----------

EXPENSES:
    Depreciation and amortization                        3,010            4,580
    Write-downs                                          7,594            1,400
    Management and re-lease fees                         1,005              595
    Interest                                             1,168            1,621
    General and administrative                             224              332
    Direct lease                                           804              284
    Return condition settlement                           --                 51
                                                   -----------      -----------
                                                        13,805            8,863
                                                   -----------      -----------

NET INCOME (LOSS)                                  $     4,470      $    (1,449)
                                                   ===========      ===========

NET INCOME (LOSS) ALLOCATED:
    To the General Partners                        $        44      $       (15)
    To the Limited Partners                              4,426           (1,434)
                                                   -----------      -----------
                                                   $     4,470      $    (1,449)
                                                   ===========      ===========

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                               $      0.61      $     (0.20)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF
    LIMITED PARTNERSHIP UNITS
      ISSUED AND OUTSTANDING                         7,255,000        7,255,000
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------      -----
                                                 (dollar amounts in thousands)

Balance, January 1, 2001                       $    218    $ 21,358    $ 21,576

   Net income                                        44       4,426       4,470

   Distributions declared to partners               (15)     (1,451)     (1,466)
                                               --------    --------    --------

Balance, September 30, 2001                    $    247    $ 24,333    $ 24,580
                                               ========    ========    ========



Balance, January 1, 2000                       $   (796)   $ 24,981    $ 24,185

   Net loss                                         (15)     (1,434)     (1,449)

   Distributions declared to partners               (44)     (4,353)     (4,397)
                                               --------    --------    --------

Balance, September 30, 2000                    $   (855)   $ 19,194    $ 18,339
                                               ========    ========    ========






   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------
                                   (unaudited)

                                                          2001        2000
                                                          ----        ----
                                                   (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $  4,470   $ (1,449)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                        3,010      4,579
      Gain on sale of aircraft                            (6,156)      --
    Equity in earnings of MD-81 Trust                       (479)      (333)
      Write-downs                                          7,594      1,400
       Change in assets and liabilities:
       Rent receivable                                       244       --
       VASP receivable                                    (3,434)      --
       Other assets                                           65       (247)
       Accounts payable and accrued expenses                (305)        84
       Payable to affiliates                                 982        595
       Accrued interest payable                              (91)       126
       Deferred rental income and deposits                  (533)      (196)
       Maintenance reserves payable                          146        406
                                                        --------   --------
         Net cash provided by operating activities         5,513      4,965
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash distributions from investment in MD-81 Trust            755        911
Capitalized aircraft improvements                           (829)    (4,407)
Proceeds from disposition of equipment                     9,500       --
Decrease in restricted cash                                 --          371
                                                        --------   --------
         Net cash provided by (used) in investing
           activities                                      9,426     (3,125)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of/Proceeds from note payable               (10,513)     6,130
   Cash distributions paid to partners                    (1,466)    (6,596)
                                                        --------   --------
         Net cash used in financing activities           (11,979)      (466)
                                                        --------   --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                        2,960      1,374
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                  2,297      2,300
                                                        --------   --------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                     $  5,257   $  3,674
                                                        ========   ========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                      STATEMENTS OF CASH FLOWS (continued)
                      ------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------
                                   (unaudited)



SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                           $  1,220   $  1,473

   Non-cash investing activities:
     Application of maintenance reserves payable
       to the carrying value of aircraft                $   --     $    781














   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 2001
                               ------------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While management believes that the estimates are reasonable, actual results could differ from such estimates. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The implementation of this Statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

2.       Aircraft

         The Partnership's net investment in aircraft as of September 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                           2001         2000
                                                           ----         ----

         Aircraft on operating leases, at cost           $ 48,838     $108,866
         Less:  Accumulated depreciation                  (22,095)     (61,914)
                 Write-downs                               (1,152)      (7,279)
                                                         --------     --------
                                                         $ 25,591     $ 39,673
                                                         --------     --------

         Net Investment in MD-81 Trust                   $  1,307     $  1,583

         Aircraft held for lease or sale, at cost        $ 86,120     $ 46,744
         Less:   Accumulated depreciation                 (44,026)     (19,334)
                 Write-downs                              (36,434)     (22,713)
                                                         --------     --------
                                                            5,660        4,697
                                                         --------     --------
         Aircraft, net                                   $ 32,558     $ 45,953
                                                         ========     ========


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

         Vanguard Airlines ("Vanguard") Lease. US Airways returned the McDonnell Douglas MD-81 in July 2001 and paid rent through the return date. In August 2001, the Partnership entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to 14 U.S. cities. The lease agreement is on a power by the hour basis for 36-month rents, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding the maintenance reserves for the aircraft. Due to the events of September 11, 2001 and the abrupt slowdown in passenger traffic, Vanguard paid its September aircraft utilization payment late and was unable to pay for maintenance reserves.

         The Partnership owns 50% of a Trust that owns the MD-81, the other 50% being owned by an affiliated Partnership.

         The Partnership adopted the guidance in "EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1)" in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and accounted for its investment in the Trust which owns the MD-81 aircraft, leased to Vanguard Airlines, under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method, with no resulting impact on net income. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

         Falcon Air Express, Inc ("Falcon"). In December 1996, the Partnership entered into a lease agreement with Falcon, a charter airline, with respect to a Boeing 727-200 non-advanced aircraft. The lease was for a term of 60 months and provided for monthly rentals of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour.

         Due to its failure to pay rents, Falcon was placed on non-accrual status beginning October 1, 1998. For the period January 1, 2001 through September 30, 2001 Falcon paid approximately $760,000 in rent and $508,000 in current and prior period maintenance reserves. Falcon owed, for the period January 1, 2001 through September 30, 2001, $855,000 in rent and $287,000 in reserves. The Partnership had recorded a receivable for $95,000 of past due rent and had also hold a $95,000 security deposit from Falcon, which were offset at September 30, 2001. The Partnership agreed at the end of September 2001 to an early termination of the lease which was also the occasion of the next "C" check, and the aircraft was returned in September 2001.

         In September 2001, the aircraft was written down by an additional $473,000 to $519,000, based on its estimated value. Maintenance reserves collected of $141,000 in the third quarter 2001 were taken into income.

         In October 2001, the Partnership decided to accept an offer from Falcon to buy the airframe for $140,000 and to pay $100,000 for a release of all obligations under the lease.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). One of the Boeing 727-200s, was converted to a freighter, hushkitted and delivered to Kitty Hawk in November 1999. The Kitty Hawk lease is for 84 months, the lease rate is $112,700 per month and maintenance reserves are to be paid at the rate of $375 per flight hour. Kitty Hawk has provided a security deposit of $225,400.

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but has continued to pay monthly rent and maintenance reserves. For the month of September 2001, Kitty Hawk could not make a full payment of the monthly rent and maintenance reserves, and the Partnership agreed to a payment of only half of the amount due. Kitty Hawk has failed to have a reorganization plan approved, and has obtained an extension from the Bankruptcy Court until November 15, 2001 to present a new financial reorganization plan. If Kitty Hawk is unsuccessful in obtaining approval for a reorganization plan, the Partnership will likely need to repossess the aircraft and remarket it. Due to the economic slowdown, management believes there are 40 Boeing 727-200 freighters owned by others that are parked and are being marketed. Accordingly, there is no assurance as to the timeliness and success of remarketing efforts.

         Emery Worldwide Airlines, Inc. ("Emery") Lease. The lease on the McDonnell Douglas DC10-10 with Continental Airlines, Inc. ("Continental") expired on September 15, 1999. The aircraft was stored at a modification facility until June 2000 at which time work commenced to convert it to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The aircraft was delivered to Emery, who provided a security deposit of $436,000, in December 2000. The freighter conversion work totaled approximately $13.6 million at September 30, 2001. The Emery lease is for 84 months with rent of $218,000 per month. The lease also provides for a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental.

         Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). One of the Partnership's DC-9s was a total loss during a runway accident in late 2000 and the Partnership received the benefit of insurance proceeds in the fourth quarter of 2000. The lease with Aeromexico for the other DC-9 was extended at its option, to February 6, 2000. Aeromexico paid for the aircraft on a month-to-month basis and maintained possession of the aircraft while a potential sale of the aircraft to Aeromexico was being discussed. After negotiations relating to the sale were unsuccessful, the aircraft was returned in July 2001. Aeromexico paid $688,000 for the return condition settlement. The aircraft only achieves Stage II noise compliance and due to the high cost to achieve Stage III noise compliance, it has been determined that the plane will be sold as is. Due to the decision to sell the aircraft "as is", the return condition payment was taken into income and the aircraft was written down by a like amount.

         Capital Cargo International Airlines, Inc.("Capital Cargo"). Capital Cargo has failed to make its lease and reserve payments since January 25, 2001. A notice of default was sent on February 8, 2001, and Capital Cargo returned the Boeing 727-200 on May 23, 2001. On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions (see "Litigation"). As of September 30, 2001, Capital Cargo owes the Partnership monthly rent, maintenance reserves, and expenses relating to the failure of the aircraft to meet return conditions, the amounts of which are to be determined. The Partnership held a Capital Cargo deposit of $220,000, which was netted against $220,000 of rent receivable in the second quarter of 2001. The Partnership will try to remarket the aircraft, however, there can be no assurance of the timeliness or success of such a remarketing effort.

         The maximum take off weight of the aircraft was upgraded, during late 2000, in accordance with the lease delivery requirements and $159,000 was paid by the Partnership in the first quarter of 2001 for this upgrade.

         In September 2001, based on an independent appraisal, the Partnership wrote down the value of the aircraft by $1,195,000 to a value of $3,150,000.

         Airbus A-300 Aircraft. In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. The Partnership sued in mid-1999 in Florida and obtained a judgment against VASP in March 2000 for unpaid rent and reserves. A receiver appointed to liquidate three VASP properties to satisfy claims of VASP creditors has sold all three properties. In August 2001, the Partnership received a payment of $1.2 million from the sale of one of the three VASP properties. This amount represented $1.1 million payoff of the mortgage on one building plus interest on that amount. The Partnership had purchased the mortgage to avoid a bank foreclosure. The Partnership will receive $3.5 million from the proceeds of the sale of the properties. Of the $3.5 million, $3 million represents the Court award to the Partnership, and $465,000 the interest earned on that amount since the date of the judgement in May 2000 through the estimated payment date of October 25, 2001. As a result, the Partnership recorded income of $3 million and interest of $443,000 and a corresponding receivable as of September 30, 2001.

         One of the engines was damaged during its lease by VASP. It was disassembled during the first quarter of 2001 and determined to be a total loss. During the first quarter of 2001, the Partnership and VASP agreed to a Settlement Stipulation under which VASP paid $800,000 to resolve all disputes between itself and the Partnership related to the damaged engine and the Partnership's legal costs. The Partnership received $800,000, which was recorded as Other Income, and a write-down of the same amount was recorded on the A-300 in March 2001 reflecting the allocated cash value of the damaged engine. In the third quarter 2001, the Partnership wrote down the value of the aircraft by $1.7 million to a value of $450,000 for its airframe and remaining engine. The airframe and remaining engine are being offered for sale.

         Lockheed L-1011-1. Based on the amount of time the L-1011 has been unsuccessfully offered for lease or sale and the large number of similar aircraft available for lease or sale, the aircraft was written down from $1.7 million to a zero value as of September 30, 2001. The aircraft is being offered for sale.

         General. The aircraft leases are "triple net leases". During the terms of leases, the lessees are required to pay substantially all expenses associated with the aircraft and in the case of Kitty Hawk, Vanguard and TNT, also fund certain maintenance expenses through hourly maintenance reserves paid monthly to the Partnership.

         Risks and Uncertainties. The events of September 11, 2001 have had a negative impact on the US economy and passenger airlines, including increases in airline costs such as insurance and security, and a significant decline in passenger demand for air travel. Due to the conversion of four of its aircraft to a freighter configuration, the Partnership is currently more reliant on the air freight industry than the passenger airline industry. While certain prohibitions on passenger planes carrying cargo have increased cargo for the fully dedicated air freight business, the air freight business in general has been negatively impacted by the economic slowdown. These conditions have caused certain lessees to reduce payments and should they continue, may further affect these and the other lessees' ability to make rent and other lease payments and may impair the ability of the Partnership to re-lease aircraft on a timely basis and at a favorable rates and may reduce the value of the aircraft. Also, because of reduced passenger traffic, major airlines such as United Airlines, Inc. and American Airlines, Inc. have announced plans to accelerate the retirement of their Boeing 727-200 aircraft, which will negatively impact the value of the Partnership aircraft. Failure of the lessees to make timely rental payments may affect the ability of the Partnership to service its indebtedness.


3.       Transactions With Affiliates

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $28,000 and $100,000 of base management fees during the three months and nine months ended September 30, 2001.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned $63,000 and $695,000 of incentive management fees during the three months and nine months ended September 30, 2001.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $60,000 and $210,000 of re-lease fees during the three months and nine months ended September 30, 2001.

         All of the above fees are subordinated to the limited partners receiving an 8% annual non-cumulative return based upon original contributed capital (as defined and adjusted per the Partnership agreement). Fees are therefore not being paid on a current basis and are being accrued. Pursuant to the terms of the Partnership Agreement, the General Partner's Capital Accounts were allocated $1,050,000 of the gain recognized in the fourth quarter 2000 as a result of the total loss of a McDonnell Douglas DC-9 and the proceeds received from the insurance.

         As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class, all fees and distributions remitted to it by the Administrative General Partner.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three and nine months ended September 30, 2001 payable to the Administrative General Partner.

         During the nine months ended September 30, 2001 the Partnership paid $90,000 to a maintenance facility affiliated with the Managing General Partner for the storage of the off-lease aircraft. The Partnership also paid, for the nine months ended September 30, 2001, $649,000 for aircraft parts to a company owned by the President and Director of the Managing General Partner.

4.       Notes Payable

         The Partnership obtained a $30 million lending facility on April 14, 2000, and an initial draw down was made of $19.5 million. The loan proceeds were used to retire the existing debt of $16.5 million, to replenish working capital and to fund the DC10-10 conversion. The facility was later limited to $25 million because the Aeromexico leases were not extended for two years. The term of the loan is 6 years, with interest only payments for the first twelve months. Thereafter, principal is required to be repaid in equal quarterly installments over 60 months with the first payment having been paid in July 2001. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining termThe interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgage interest in all aircraft except the 50% interest in the US Airways MD-81 aircraft. The loan agreement requires that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees.

         On April 9, 2001, the Partnership sold the MD-82, formerly leased to TWA, for $9.5 million and used the proceeds to pay down principal on the note. As of September 30, 2001, the balance due on the note is $10,697,000.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the initial offering proceeds.

5.       Other Event

         On July 10, 2001, the Partnership paid distributions relating to the second quarter of 2001 at the rate of $0.30 per Unit.

6.       Subsequent Events

         In October 2001 the Partnership received $3.4 million from the VASP Receivership.

         Due to the decision to sell the McDonnell Douglas DC-9, the Partnership used the $688,000 received from Aeromexico's return condition settlement payment to pay down in early October the balance of its note payable to $10,009,000.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a diversified portfolio of leased commercial passenger and freighter aircraft and makes distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures for working capital purposes or for debt service. The balance of the bank note must be amortized through 19 equal quarterly payments. If proceeds are received from aircraft sales, under the bank note, they will be applied to a reduction in the outstanding balance and the subsequent quarterly payments will be redetermined such that the note balance will be retired through equal quarterly payments through the remaining term. As has historically been the case, the amount of future cash distributions, if any, will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. A determination was made subsequent to September 30, 2001, not to make an October distribution but to maintain working capital levels.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At September 30, 2001, the Partnership's unrestricted cash and cash equivalents of $5,257,000 was primarily invested in such a fund. This amount was $2,960,000 more than the Partnership's unrestricted cash and equivalents at December 31, 2000 of $2,297,000. This increase in unrestricted cash was primarily due to cash provided by operating activities of $5,513,000, investing activities of $9,426,000, net of $11,979,000 used for financing activities.

         For the nine months ended September 30, 2001, ("2001 Period"), net cash provided by operating activities was $5,513,000, comprising of net income of $4,470,000 for the 2001 Period adjusted by $3,010,000 of non-cash depreciation, write-downs of $7,594,000, and changes in assets and liabilities, as discussed below.

         Maintenance reserves payable increased by $146,000 from $1,989,000 at December 31, 2000 to $2,135,000 at September 30, 2001, respectively, due to payments for maintenance reserves by TNT and Kitty Hawk.

         Accounts payable and accrued expenses decreased by $305,000 from $606,000 at December 31, 2000 to $301,000 at September 30, 2001, due to the payment of obligations for capital expenditures accrued at December 31, 2000.

         Rent receivables decreased by $244,000 from $311,000 at December 31, 2000 to $67,000 at September 30, 2001. This decrease was caused by lower rents for the MD-81, the payment from TWA for its accrued rent at December 31, 2000, and the offsetting of the Falcon receivable with its security deposit.

         The VASP receivables were $3,434,000 at September 30, 2001, as compared to 0 at December 31, 2000. This amount represents $3.4 million receivable from VASP, of which $3 million is the court award to the partnership, and $443,000 is the interest earned on that award from the date of the final judgement in May 2000 through September 30, 2001.

         The payable to affiliates increased by $982,000 from $2,012,000 at December 31, 2000 to $2,994,000 at September 30, 2001, due to additional management and release fees being earned for the period ending September 30, 2001. Payments of fees on a current basis have been suspended due to the provision of the Partnership Agreement that requires that if cash distributions fall below 8% of initial capital per annum then fees are accrued but payments on a current basis are suspended.

         Deferred rental income and deposits were $812,000 at September 30, 2001 as compared to $1,345,000 at December 31, 2000. This decrease of $533,000 was primarily attributable to the recognition of income of the security deposits and the deferred rents from Capital Cargo, Aeromexico, and Falcon.

         Net cash provided by investing activities for the 2001 Period was $9,426,000, an increase of $12,551,000 over the 2000 Period, primarily due to proceeds from the sale of the MD-82, formerly leased to TWA, partially offset by lower capitalized aircraft improvements in 2001 Period on the McDonnell Douglas DC10-10, leased to Emery. The 2001 Period capitalized expenditures were $159,000 to upgrade the weight of the Boeing 727 to meet the delivery requirements, and $670,000 additional conversion costs for the DC10-10.

         Net investment in the MD-81 Trust decreased by $276,000 from $1,583,000 at December 31, 2000 to $1,307,000 at September 30, 2001, due to receipt of cash distributions of $755,000 offset by equity in the earnings of the Trust of $479,000.

         Net cash used in financing activities for the 2001 Period was $11,979,000, due to the pay down of the Partnership's debt by $10,513,000 and the cash distributions of $1,466,000 paid to the partners.

         The Partnership paid $1,466,000 of distributions declared in the second quarter of 2001 on July 10, 2001.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based on the amount of net income reported by the Partnership for accounting purposes, none of the cash distributions paid to the partners for the nine months ended September 30, 2001 constituted a return of capital. Also, based on the amount of net income reported by the Partnership for accounting purposes, approximately 78% of the cash distributions paid to the partners from the inception of the Partnership through September 30, 2001 constituted a return of capital. However, the total actual return on capital over the Partnership's life can only be determined at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The Partnership sued and obtained a judgment against VASP in March 2000 in Florida for unpaid rent and reserves. A receiver appointed to liquidate three VASP properties to satisfy claims of VASP creditors has sold all three properties. In August 2001, the Partnership received $1.2 million from the sale of one of the three VASP properties. This amount represented $1.1 million payoff of the mortgage on one building plus interest on that amount. The Partnership had purchased the mortgage to avoid a bank foreclosure. The Partnership will receive $3.5 million from the proceeds of the sale of the properties. Of the $3.5 million, $3 million represents the Court award to the Partnership, and $465,000 the interest earned on that amount since the date of the judgement in May 2000 through the estimated payment date of October 25, 2001. As a result, the Partnership recorded income of $3 million and interest of $443,000 and a corresponding receivable as of September 30, 2001.


Results of Operations
---------------------

         The Partnership's net loss was $1,007,000 and net income was $4,470,000 for the quarter and nine months ended September 30, 2001 (the "2001 Quarter" and the"2001 Period"), respectively, as compared to net losses of $82,000 and $1,449,000 for the quarter and nine months ended September 30, 2000 (the "2000 Quarter" and the "2000 Period"), respectively.

         The Partnership's net loss for the 2001 Quarter increased by $925,000 as compared to the 2000 Quarter principally due to write downs of aircraft, decrease in rental income, and increase in direct lease expense, offset by a decrease in depreciation and the recording of income from VASP litigation.

         The Partnership's net income for the 2001 Period increased by $5,919,000, or 408%, from a net loss of $1,449,000 in the 2000 Period to net income of $4,470,000 in the 2001 Period, primarily due to the gain on sale of the MD-82 to TWA, litigation settlements, and lower depreciation, offset by decreases in rental income and write downs of aircraft.

         Rental income decreased by $997,000 and $621,000, or 14% and 26%, respectively, in the 2001 Quarter and the 2001 Period, as compared to the 2000 Quarter and the 2000 Period, primarily due to the loss of rent from the two aircraft leased to Aeromexico (one was a total loss in an October 2000 accident), the sale of the MD-82, formerly leased to TWA, the default of rental payment by Capital Cargo, and less rent received from the second DC-9 in the

2001 Quarter due to its return, offset by the $218,000 monthly rent from Emery starting January 2001.

         Equity in the earnings of the MD-81 trust was $148,000 and $479,000 for the 2001 Quarter and the 2001 Period, respectively, as compared to $111,000 for the 2000 Quarter and $333,000 for the 2000 Period. This increase in equity is a result of the aircraft carrying value being depreciated to its estimated salvage value, and therefore no related depreciation expense which approximately coincided with and was partially offset by less rental revenue from the termination of the USAir lease and lower rent from Vanguard.

         Interest income decreased by $12,000, or 27%, for the 2001 Quarter in comparison to the 2000 Quarter, primarily due to the decrease in interest rate. For the 2001 Period, interest income increased by $9,000, or 10%, as compared to the 2000 Period, due to the higher cash balance, partially offset by the lower interest rate.

         There was $555,000 and $567,000 of interest income for the 2001 Quarter and 2001 Period, respectively, earned on the $3 million court award to the Partnership for the VASP settlements. There was no such income in the 2000 Quarter and Period.

         For the 2001 Quarter and 2001 Period, there was a $688,000 return condition settlement from Aeromexico. There was no such income in the 2000 Quarter and Period.

         Other Income was $141,000 and $501,000 in the 2001 Quarter and the 2001 Period, due to the recognition of the maintenance reserves from Falcon as income in the 2001 Quarter and the 2001 Period. There was no such income in the 2000 Quarter and Period.

         Interest expense for the 2001 Quarter and the 2001 Period decreased by $382,000 and $453,000, or 60% and 28%, respectively, in comparison to the 2000 Quarter and the 2000 Period due to the lower balance of the Partnership's debt and a decrease in interest rate. Interest was paid for approximately one quarter on the approximately $10 million of debt before the payment from the sale of the MD-82 aircraft.

         General and administrative expenses decreased by $53,000 and $108,000, or 48% and 33% in the 2001 Quarter and the 2001 Period, respectively, as compared to the 2000 Quarter and the 2000 Period due primarily to a decrease in legal fees related to the VASP litigation.

         Direct lease expenses increased by $464,000 and $520,000, or 455% and 183%, respectively, in the 2001 Quarter and the 2001 Period, respectively, as compared to the 2000 Quarter and the 2000 Period, due primarily to costs, incurred in the 2001 Quarter, relating to the MD-81 aircraft for work relating to transitioning it to its lease with Vanguard Airlines.

         Depreciation and amortization decreased by $1,082,000 and $1,570,000, or 70% and 34%, for the 2001 Quarter and the 2001 Period, respectively, in comparison to the 2000 Quarter and the 2000 Period, due primarily to a decrease in depreciation related to the loss of one DC-9 leased to Aeromexico, the end of the lease on a second aircraft leased to Aeromexico, and the sale of the MD-82, leased to TWA, the return of the Boeing 727 from Capital Cargo at the end of May

2001, offset by depreciation taken in 2001 on the DC10-10 aircraft, leased to Emery, and the Boeing 727 weight upgrade both of which occurred in 2001.

         The Partnership recorded write-downs of $5,803,000 and $7,594,000 in the 2001 Quarter and 2001 Period. These writedowns were on the engine that was leased to VASP, which was damaged beyond economic repair; the Falcon aircraft which will be parted out upon its return; the DC-9, formerly leased to Aeromexico, the Boeing 727, formerly leased to Capital Cargo, based on an independent appraisal value; the Lockheed L-1011, which had been unsuccessfully offered for lease or sale; and the Airbus A-300.

         Management and re-lease fees payable to the General Partners for the 2001 Quarter decreased $46,000, or 23%, and increased $410,000 or 69%, in comparison to the 2000 Quarter and the 2000 Period. This decrease in the 2001 Quarter compared to the 2000 Quarter was due to the decrease in rental income, on which certain management and release fees are based. Incentive management fees are determined by certain operating and investing cash flows. These cash flows were higher in the 2001 Period compared to the 2000 Period due to aircraft sales.

Other
-----

         Robert Brown resigned as Chief Financial Officer and Senior Vice-President Administration of Pegasus Aircraft Management Corporation (PAMC), the Managing General Partner of the Partnership, as of September 30, 2001. Richard M. Oster, who joined PAMC in September 2000, replaced Mr. Brown in these capacities in October 2001. Mr. Oster is primarily responsible within the Pegasus companies for all corporate-wide Finance and Administration functions that include all financial reporting, planning and analysis, accounting, information systems, human resources and other administrative functions. Prior to joining Pegasus, Mr.Oster served as Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation; and prior to that, as Senior Vice President and Chief Financial Officer of Inchcape Shipping Services. Mr.Oster is a CPA and holds a B.S. in Business Admisnistration from the University of North Carolina and a M.B.A. from the Rutgers Graduate School of Business.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings
         -----------------

         In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. The Partnership sued in mid-1999 in Florida and obtained a judgment against VASP in March 2000 for unpaid rent and reserves. A receiver appointed to liquidate three VASP properties to satisfy claims of VASP creditors has sold all three properties. In August 2001, the Partnership received $1.2 million from the sale of one of the three VASP properties. This amount represented $1.1 million payoff of the mortgage on one building plus interest on that amount. The Partnership had purchased the mortgage to avoid a bank foreclosure. The Partnership will receive $3.5 million from the proceeds of the sale of the properties. Of the $3.5 million, $3 million represents the Court award to the Partnership, and $465,000 the interest earned on that amount since the date of the judgement in May 2000 through the estimated payment date of October 25, 2001. As a result, the Partnership recorded income of $3 million and interest of $443,000 and a corresponding receivable as of September 30, 2001.

         In January 2001, Capital Cargo stopped making its rent and maintenance reserve payments to the Partnership. As of September 30, 2001, Capital Cargo owed the Partnership monthly rent of $139,000 from January 2001 through September 2001 and $49,000 in maintenance reserve payments. On June 14, 2001, the Partnership sued Capital Cargo in the court of Orlando County, Florida, for the breach of its monetary obligations and damages relating to failure of the aircraft to meet lease return conditions. A trial date of February 2002 has been set and the parties are in pre-trial discovery.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  (a)    Exhibits

  (b)    Reports on Form 8-K

         The Partnership filed a Form 8-K on July 10, 2001, reporting cash distributions at $0.20 per Unit, under Item 5, Other Events.

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

                                       Pegasus Aircraft Partners II, L.P.
                                       (Registrant)

                                       By: Air Transport Leasing, Inc.
                                           Administrative General Partner

Date:  November 13, 2001               By: /s/ CARMINE FUSCO
                                           -----------------
                                           Carmine Fusco
                                           Vice President, Secretary,
                                           Treasurer and Chief Financial
                                           and Accounting Officer