Form 10-K
period 2001-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2002-04-01
CIK 849870

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2001
                          ------------------------------------------------------

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

                       This document consists of 49 pages.

                       Pegasus Aircraft Partners II, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 2001

                                Table of Contents

                                                                            Page
                                                                            ----
Part I
------

Item 1        Business........................................................3
Item 2        Properties......................................................7
Item 3        Legal Proceedings...............................................7
Item 4        Submission of Matters to a Vote of Unit Holders.................8

Part II
-------

Item 5        Market for Registrant's Common Partnership Capital and
                Related Unitholder Matters....................................9
Item 6        Selected Financial Data........................................10
Item 7        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................10
Item 8        Financial Statements...........................................17
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.........................35

Part III
--------

Item 10       Directors and Executive Officers of the Registrant.............36
Item 11       Executive Compensation.........................................37
Item 12       Security Ownership of Certain Beneficial Owners and
              Management.....................................................38
Item 13       Certain Relationships and Related Transactions.................39

Part IV
-------

Item 14       Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.......................................................40

                                     PART I

ITEM 1.       BUSINESS

General

         Pegasus Aircraft Partners II, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on April 26, 1989. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly owned subsidiary of Pegasus Capital Corporation, and Air Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly owned subsidiary of UBS Americas, Inc. UBS Americas is the successor to Paine Webber Group, Inc. (Pegasus Aircraft Management Corporation and Air Transport Leasing, Inc. are herein referred to as the "General Partners").

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

         Although it is likely to liquidate sooner, the Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership sold its MD-82 and one of its Boeing 727 airframes in 2001. These sales resulted in the Partnership owning seven aircraft, three engines, and a 50% ownership in a Trust that owns one aircraft. The net proceeds of the aircraft sales were generally utilized to pay down the Partnership's debt.

Outlook for the Airline and Aircraft Leasing Industries

         The US airline industry had an unprofitable year in 2001 that ended the industry's sustained trend of profitability. Results were adversely affected by continuing high fuel prices through most of 2001 and higher labor costs. The industry also accepted delivery of a record number of new aircraft, which also put pressure on profitability. Further, as discussed below, the events of September 11, 2001 have negatively impacted air travel and air freight.

         The industry's results historically have been highly correlated to general economic activity. Due to concern regarding an economic slowdown, the US Federal Reserve Board has recently reduced its key lending rate on a number of occasions in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate decreases, however, a significant economic slowdown has had an adverse affect on air travel and airline performance.

         On January 10, 2001 Trans World Airlines, Inc. ("TWA"), which accounted for 8% of the Partnership's revenues in 2001, filed for Chapter 11 Bankruptcy protection. On January 9, 2001, TWA entered into an Asset Purchase Agreement with American Airlines, Inc. American purchased substantially all of TWA's assets and assumed certain of its liabilities. As part of the transaction, American Airlines purchased the Partnership's MD-82 for $9.5 million. Kitty Hawk Aircargo, Inc. which leases a Boeing 727 freighter, accounted for 15% of the Partnership's revenue in the year 2001, and has been operating under the protection of the Federal bankruptcy law since May 2000. Due to an inability to find adequate financing and reduced air traffic, Kitty Hawk has recently made only partial rent payments.

         Passenger aircraft and freighter aircraft leasing continues to be a highly competitive business and the Partnership's lessees also continue to face significant challenges.

Aircraft Portfolio

         Based in part on appraised values for the Partnership's aircraft, the Partnership's net asset value at December 31, 2001 was estimated to be $2.42 per Unit. It should be noted that this is only an estimate of values as of that date, and is not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of nor does this represent the values that may be realized upon the disposition of a Unit.

         The following table describes the Partnership's aircraft portfolio at December 31, 2001:

                                                                  Dec.      Current                             Cumu-       Cumu-
                                            Owner-     Acqui-     2001       Lease     Original      Noise      lative      lative
   Current          Aircraft                 ship      sition   Appraised Expiration   Delivery    Abatement    Flight      Flight
   Lessee             Type                 Interest   Costs(1)  Value(1)   Date (2)      Date     Compliance   Hours(3)    Cycles(3)
   ------             ----                 --------   --------  --------   --------      ----     ----------   --------    ---------
                                                 (dollar amounts in millions)
Off-Lease (5)      McDonnell
                   Douglas DC-9-31           100%       $ 8.9     $ 0.3       (5)        1971    Stage  II      69,343      64,873

Kitty Hawk         Boeing 727-200
Aircargo, Inc      Freighter                 100          9.2       1.1     12/6/06      1973    Stage  III (7) 77,721      53,727

TNT Transport      Boeing 727-200
Intl.  B.V.        Freighter                 100          8.4       2.2     06/22/02     1973    Stage III (7)  74,864      53,597

Emery Worldwide    McDonnell Douglas DC10-10
Airlines Inc. (6)  Freighter                 100         31.9      14.8     11/01/07     1973    Stage III      84,544      30,734

Off-Lease (5)      Airbus Industrie
                   A300-B4-103               100         27.9       0.3       (5)        1979    Stage III      46,226      19,527

Off-Lease (5)      Engines only (8)          100          0.1       0.3       (5)        1970    Stage III (7)      (9)        (9)

Off-Lease (5)      Boeing 727-200
                   Freighter (7)             100         17.3       3.0       (5)        1973    Stage III (7)  62,246      32,734

                   Lockheed
Off-Lease (5)      L-1011                    100         17.8         0       (5)        1974    Stage III      61,209      22,907

Vanguard Airlines  McDonnell
                   Douglas MD-81              50(4)      10.1       3.7     08/27/04     1982    Stage III      53,633      46,135
                                                       ------     -----
                                                       $131.6     $25.7
                                                       ======     =====


Notes:        (1)  Acquisition  costs do not include  related  acquisition  fees paid to the General Partners. The Partnership previously owned a McDonnell Douglas DC-9, which was a total loss in an accident in 2000, a McDonnell Douglas MD-82, which was sold in 2001, and a Boeing 727-200 airframe, which was sold to the lessee.

                   An independent aircraft appraisal firm determined the December 2001 appraised values. Appraised values include the present value of rents due under leases in place plus the present value of an estimated residual value for the aircraft at the end of the lease, generally assuming half time condition. The appraiser also assumes that achieving fair market value may require 12 to 18 months of exposure to prospective buyers. It should be noted that appraisals are only estimates of value and should not be relied on as measures of immediately realizable value. A discount rate of 10% was utilized and inflation was assumed to be 2.5%. The Off-Lease aircraft is shown at the current book value. The value of the Kitty Hawk aircraft is based on collected reserves and the estimated value of lease unencumbered aircraft, which approximates its book value of the aircraft. The value of the TNT aircraft is what is anticipated to be realized upon the sale of the aircraft at the end of the lease.

              (2) Lease expiration dates do not include renewal options unless already exercised.

              (3) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 2001.

              (4) The remaining one-half beneficial interest is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership.

              (5) Aircraft off lease at December 31, 2001. The value shown represents the appraised value when available, or the book value of the aircraft and engines, which represents estimated realizable values.

              (6) The lease with Continental expired on December 16, 1999. the Partnership has converted the McDonnell Douglas DC 10-10 aircraft to a freighter. Conversion work was completed and the aircraft was put into service with Emery Worldwide Airlines, Inc. in December 2000.

              (7)  Federal Express hushkit installed.

              (8) Engines from the Boeing 727, formerly leased to Falcon. Three Pratt & Whitney JT8D-9A's, serial number MSN 665580, MSN 674404, and MSN 674570.

              (9)  Airframe sold.

         A description of the principal financial terms of the leases is described in Item 8, which is incorporated herein by reference.

Significant Lessees

         The Partnership leased its aircraft to nine different airlines during 2001. Revenue from each of the airlines which accounted for 10% or greater of the total rental revenue of the Partnership during 2001 are as follows:

                                                            Percentage of
                                                                Total
            Airline                                        Rental Revenue
            -------                                        --------------

TNT Transport International B.V.                                 18%
Kitty Hawk Aircargo, Inc.                                        15%
Emery Worldwide Airlines, Inc.                                   31%
Falcon Air Express, Inc.                                         12%



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

ITEM 3.       LEGAL PROCEEDINGS

         In late 2001, three formerly VASP owned properties were sold and the Court judgment awarded to the Partnership was satisfied, with interest. The lawsuit against Capital Cargo was settled during pre-trial mediation, see Note
10. "Subsequent Events".

         Although Kitty Hawk had affirmed the Partnership's lease in bankruptcy, Kitty Hawk intends to file a motion in bankruptcy court in late March to terminate the lease, and not pay damages. The Partnership has terminated the lease by reason of Kitty Hawk's default and will file a motion for damages under the lease. Oral arguments will be heard in early April and a decision is anticipated sometime thereafter.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON PARTNERSHIP CAPITAL AND RELATED UNIT HOLDER MATTERS

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

         As of March 1, 2002, the number of Limited Partners of record was approximately 7,196.

         The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 2001 and 2000:

                            Amount of
                          Distribution
     Period                 Per Unit        Record Date         Payment Date
     ------                 --------        -----------         ------------

1st Quarter 2001                .00                             None Paid
2nd Quarter 2001               $.20         June 30, 2001       July 10, 2001
3rd Quarter 2001                .00                             None Paid
4th Quarter 2001                .00                             None Paid
1st Quarter 2000               $.30         March 31, 2000      April 25, 2000
2nd Quarter 2000                .30         June 30, 2000       July 25, 2000
3rd Quarter 2000                .00                             None Paid
4th Quarter 2000                .00                             None Paid

         Total distributions to all partners for 2001 and 2000 were declared as follows (in thousands):

                                                        2001        2000
                                                        ----        ----

         Limited Partners                              $1,451      $4,353
         General Partners                                  15          44
                                                       ------      ------
                                                       $1,466      $4,397
                                                       ======      ======

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership, which exceeds its net income, may be deemed a return of capital. Based on the net loss reported by the Partnership for accounting purposes, all of the cash distributions paid to the partners for the year 2001 constituted a return of capital. Approximately 73%, and 92%, respectively, of the cash distributions paid to the partners for the years ended December 31, 2000 and 1999, constituted a return of capital. Also, based on the amount of cumulative net loss reported by the Partnership for accounting purposes, approximately 86% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 2001 constituted a return of capital. However, the total actual return on capital over the Partnership's life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized.

         The Partnership paid out no distributions relating to the third and fourth quarter 2001. The Partnership's lending facility has been limited to $25 million instead of the $30 million originally negotiated. This limitation is a result of the fact that Aeromexico decided not to extend the leases on the Partnership's two DC-9's for two years. Due to this limitation, the Partnership suspended distributions in October 2000 in order to fully fund the DC10-10 conversion. As has historically been the case, the amount of future cash distributions, if any, will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. However, the Partnership is required to reduce the principal on its loan through twenty quarterly installments starting April 2001, as well as utilize proceeds from asset sales to reduce debt. Such principal repayment will further reduce cash available for distributions. Additionally, the MD-82 aircraft leased to TWA, which accounted for 8% of the Partnership's rental revenues in 2001, was sold to American Airlines in April 2001. Accordingly, indebtedness was substantially reduced, and cash flow from operations was additionally reduced.


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

                                                               As of December 31,
                                                           or Year Ended December 31,
                                                           --------------------------
                                      2001            2000            1999            1998            1997
                                      ----            ----            ----            ----            ----
                                                     (in thousands, except per unit amounts)

Rental Revenue (2)                  $  7,357         $ 9,344         $10,603         $11,210         $10,969
Net Income (Loss)                     (3,354)          1,788             978           1,855           1,255
Net Income  (Loss) per Limited
  Partnership Unit                     (0.46)           0.10            0.11            0.22            0.17
Distributions per Limited
  Partnership Unit (1)                  0.20            0.60            1.50            1.60            1.60
Total Assets                          32,894          48,870          48,163          51,423          58,273
Notes Payable                          9,483          21,210          16,530          10,000           4,751
Partners' Capital                     16,756          21,576          24,185          34,200          44,070

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

Liquidity and Capital Resources

         The Partnership owns and manages a portfolio of leased commercial aircraft and makes distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, for general working capital purposes or to reduce debt. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 2001, the Partnership's unrestricted cash and cash equivalents of $8,444,000 were primarily invested in such a fund. This amount was $6,147,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 2000 of $2,297,000. This increase in unrestricted cash was primarily attributable to cash from operating activities of $9,981,000, investing activities of $9,359,000, offset by cash used in financing activities of $13,193,000.

         Net cash provided by operating activities was $10.0 million in 2001, $5.9 million in 2000, and $9.2 million in 1999. In the aggregate, for this three-year period, net cash provided by operating activities totaled $25.1 million. The $10 million of cash provided by operating activities in 2001 is comprised of net income, adjusted for non cash items such as depreciation and changes in assets and liabilities discussed below.

         Rent and other receivables decreased by $71,000, or 23%, from $311,000 at December 31, 2000 to $240,000 at December 31, 2001. This decrease was primarily due to lower rent receivables during the year ended December 31, 2001 caused by the termination of the lease with USAir, the sale of the MD-82, formerly leased to TWA, and the non-accrual basis of the Vanguard rent, offset by $140,000 increase in receivables from the sale of a Boeing 727-200 airframe.

         Kitty Hawk filed for Bankruptcy protection under Chapter 11 on May 1, 2000, but has continued to pay monthly rent and maintenance reserves. The September 11, 2001 events put the airline industry, in general, in extreme financial hardship. As a result, the Partnership agreed that Kitty Hawk could pay only half of monthly rent and maintenance reserves in October, November, and December 2001, and 71% of rent for January, February, and March 2002. Kitty Hawk accounted for 15% of the Partnership's lease revenue during 2001. A default or deferral of lease payments on the part of Kitty Hawk, or any other lessee, would adversely affect cash flow from operations.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. Lease revenues from Falcon were recognized by the Partnership based on cash received. For the period January 1, 2001 through December 31, 2001, Falcon owed $855,000 in rent and approximately $287,000 in maintenance reserves. For the period January 1, 2001 through December 31, 2001, Falcon paid approximately $808,000 in rent and $527,000 in maintenance reserves. The Partnership had recorded a receivable for $95,000 of past due rent which was offset against a $95,000 security deposit from Falcon in the third quarter 2001. The Partnership agreed to an early termination of the lease at the occasion of the next "C" check and the aircraft was returned in September, 2001. The aircraft was written down by $1,464,000 in 2001, to a value of $279,000. In December 2001, the Partnership sold the airframe to Falcon for $140,000, recognizing a loss of $100,000. The Partnership also accepted a Falcon offer to pay $100,000 for a release of all obligations under the lease.

         Other assets decreased by $63,000, or 20%, from $309,000 as of December 31, 2000 to $246,000 as of December 31, 2001, primarily due to the amortization of the debt placement fee on the note payable.

         Accounts payable and accrued expenses decreased by $381,000, or 63%, from $606,000 at December 31, 2000 to $225,000 at December 31, 2001, primarily due to payments, in 2001, of capital expenditures accrued for work performed on the McDonnell Douglas DC10-10 aircraft in 2000.

         Payables to affiliates increased by $1,264,000, or 63%, from $2,012,000 at December 31, 2000 to $3,276,000 at December 31, 2001, principally due to an increase in unpaid management fees due to the General Partners. While the fees are being accrued, payments of fees on a current basis have been suspended due to the Partnership Agreement provisions that require fees not to be paid if cash distributions fall below 8% of initial capital per annum.

         Notes payable decreased by $11,727,000, or 55%, from $21,210,000 at December 31, 2000 to $9,483,000 at December 31, 2001, due to the payments of principal from the proceeds from the sale of the MD-82 and the receipt of return condition settlement with Aeromexico.

         Accrued interest payable decreased by $104,000, or 79%, from $132,000 at December 31, 2000 to $28,000 at December 31, 2001, due to the lower principal balance of the note and lower interest rates.

         Deferred rental income and deposits decreased by $534,000, or 40%, from $1,345,000 at December 31, 2000 to $811,000 at December 31, 2001. This decrease was primarily attributable to the reclassification into income of the security deposits of the Capital Cargo and the Falcon aircraft, and the reclassification into income of the deferred rents from the Capital Cargo, the Aeromexico and the Falcon aircraft.

         Maintenance reserves payable increased by $326,000, or 16%, from $1,989,000 at December 31, 2000 to $2,315,000 at December 31, 2001. This
increase was primarily due to payments for maintenance reserves by TNT and Kitty Hawk and the application of all Vanguard's payments to maintenance reserves.

         Net cash provided by investing activities for 2001 was $9,359,000, primarily due to the proceeds of $9.5 million from the sale of the McDonnell Douglas MD-82, formerly leased to TWA, and $688,000 in cash distributions from investments in the MD-81 Trust, partially offset by capitalized aircraft improvements expenditures of $829,000.

         The cumulative freighter conversion cost for the Emery aircraft at December 31, 2001 was $13.6 million, of which $669,000 were paid in the year 2001. Additionally, in 2001, there was a $159,000 upgrade cost on the Boeing 727, formerly leased to Capital Cargo, to meet the requirement of the maximum take off weight.

         The McDonnell Douglas MD-81 aircraft is owned by a Trust ("MD 81 Trust") in which the Partnership has a 50% interest. An affiliated Partnership owns the other 50% interest. The aircraft was leased to US Airways Group, Inc. ("USAir") through June 2001. USAir returned the aircraft in July 2001 and paid rent through the return date. In August 2001, the Partnership leased the aircraft to Vanguard Airlines (see Notes to Financial Statements - Financial Terms of Leases - Vanguard Airlines).

         Net investment in the MD-81 Trust decreased by $287,000 from $1,583,000 at December 31, 2000 to $1,296,000 at December 31, 2001, due to the receipt of cash distributions of $688,000 offset by equity interest earnings of $401,000.

         The Partnership has adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures" (EITF 00-1) in its Annual Report on Form 10-K beginning the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft under the equity method. In prior years, the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results for prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

         Net cash used in financing activities was $13,193,000 for 2001. This amount represents $11,727,000 in payments on the principal balance of the note, and cash distributions of $1,466,000 to the partners.

         Partnership capital was $16,756,000, a decrease of approximately $4,820,000 or 22% from December 31, 2000, due to net loss of $3,354,000, offset by $1,466,000 distributions to partners during the year ended December 31, 2001, as compared to the 2000 net income of $1,788,000, offset by $6,596,000 cash distributions to partners during the year ended December 31, 2000.

         Cash distributions declared by the Partnership were approximately $1.5 million for 2001 ($.20 per Unit), $4.4 million for 2000 ($.60 per Unit), and $11 million for 1999 ($1.50 per Unit). In the aggregate, for this three-year period, cash distributions declared by the Partnership totaled $16.9 million.

         The Partnership closed on a new $30 million lending facility on April 14, 2000 and an initial draw down was made of $19.5 million. The facility was limited to $25 million because the Aeromexico leases were not extended for two years. The proceeds were used to retire existing debt of $16.53 million, and to replenish working capital. The term of the loan is six years, with interest only payments the first twelve months. Thereafter, principal is required to be repaid in equal quarterly installments over 60 months with the first payment due in April 2001. The Partnership paid a 1.0% commitment fee and the interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgaged interest in all aircraft, except the 50% interest in the MD-81 aircraft, leased to Vanguard. The loan agreement requires that the Partnership's cash be equal to or in excess of maintenance reserves. The balance of the bank note must be amortized through 18 equal quarterly payments. If proceeds are received from aircraft sales, under the bank note, they must be applied to a reduction in the outstanding balance and the subsequent quarterly payments will be redetermined such that the note balance will be retired through equal quarterly payments through the remaining terms. The note balance was $9,483,000 at December 31, 2001.

Critical Accounting Policies

         High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of the Partnership's financial statements because their application requires significant judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Lease Revenue Recognition:

Revenue under operating leases is recognized as rental income over the lease term.

Depreciation:

Aircraft are recorded at cost and depreciated on a straight-line basis over the estimated life to its estimated residual value. Certain major additions and modifications to aircraft may be capitalized. The estimates are reviewed periodically to ensure continued appropriateness.

Aircraft Valuation:

Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". An impairment loss is recognized when the fair value of the undiscounted future cash flows of the aircraft is less than its net book value. The fair value of the aircraft is generally based on independent appraisals of the aircraft and estimates of undiscounted future cash flows. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

The Partnership determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Partnership identified the most critical accounting policies to be those related to lease revenue recognition, depreciation methods and valuation of aircraft. The Partnership also states these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.


Results of Operations

         Most of the Partnership's 2001 revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases and from the gain on sale of assets.

         Under the terms of the triple net leases, expenses related to the operation and maintenance of the aircraft during 2001 were paid for by the lessees directly or funded out of collected maintenance reserves. The direct lease expenses incurred by the Partnership represent the costs of providing insurance coverage for the Partnership's aircraft in excess of the amounts required to be carried by the lessees, trustee fees related to the ownership of the aircraft, the costs of storing the off-lease aircraft, and the work done on the MD-81 aircraft to put it in condition for lease to Vanguard Airlines.

         The Partnership also records depreciation expense pertaining to the aircraft on lease and incurs interest expense and management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services. The Partnership also recorded a substantial write down of the value of several aircraft in 2001.

2001 as compared to 2000

         The Partnership's net loss was $3,354,000 for the year ended December 31, 2001 ("2001 Period") as compared to $1,788,000 net income for the year ended December 31, 2000 ("2000 Period").

         The Partnership's net loss for the 2001 Period compared to net income of the 2000 Period was principally due to substantial write downs of the aircraft and a decrease in rentals from operating leases, partially offset by the VASP settlements and Judgement, the gain on sale of the MD-82, a decrease in depreciation expense, and a decrease in interest expense.

         Rentals from operating leases decreased by $1,987,000, or 21%, from $9,344,000 in the 2000 Period to $7,357,000 in the 2001 Period. This decrease was principally due to the sale of the MD-82 aircraft in April 2001, the return of one Aeromexico aircraft in August 2001, the nonpayment of rent on the Capital Cargo aircraft, partially offset by rent from the Emery aircraft which started in December 2000.

         Gain on sale and disposition of aircraft, engines or equipment increased by $1,240,000, or 26%, from $4,816,000 for the year ending December 31, 2000 to $6,056,000 for the year ending December 31, 2001. This increase was primarily attributable to the gain recognized from the sale of the MD-82 to American Airlines in April 2001.

         Interest Income increased by $594,000, or 437%, from $136,000 at December 31, 2000 to $730,000 at December 31, 2001. This increase was primarily due to the interest earned on the VASP Judgement and settlement in 2001.

         Other Income recognized in the 2001 Period was $1,222,000, compared to zero in the 2000 Period. This amount represents primarily $688,000 return condition settlement from Aeromexico, and $527,000 of maintenance reserves taken into income from Falcon.

         The Partnership also received $3,791,000 from the VASP Judgement and settlement in 2001.

         Depreciation decreased by $2,425,000 or 41%, from $5,896,000 at December 31, 2000 to $3,471,000 at December 31, 2001. This decrease was due primarily to the end of the lease on a DC-9 aircraft leased to Aeromexico, the sale of the MD-82 leased to TWA, resulting in no depreciation expense for the aircraft, the off lease status of the Boeing 727, formerly leased to Capital Cargo, offset by depreciation taken in 2001 on the DC10-10 aircraft, leased to Emery.

         The Partnership took significant write downs of its aircraft in 2001, in part due to the adverse economic conditions and their impact on aircraft and aircraft freighter values. Write down expense increased by $13,175,000, or 573%, from $2,301,000 at December 31, 2000 to $15,476,000 at December 31, 2001. The
write downs in 2001 reduced the carrying value of the TNT aircraft, the three Boeing 727s, one formerly leased to Capital Cargo, one formerly leased to Falcon and one to Kitty Hawk, the DC-9, formerly leased to Aeromexico, and the A-300. The write downs were $3,167,000 on the TNT aircraft, $1,396,000 on the Capital Cargo aircraft, $1,464,000 on the Falcon aircraft, $4,250,000 on the Kitty Hawk aircraft, $823,000 on the DC-9, and $2,665,000 on the A-300. There was also a $1,711,000 write down on the Lockeed L-1011, which had been unsuccessfully offered for lease or sale.

         Management fees and re-lease fees for the 2001 Period increased by $244,000, or 23%, from $1,043,000 at December 31, 2000 to $1,287,000 at December
31, 2001. This increase was primarily attributable to sales proceeds from the sale of the MD-82 aircraft to American Airlines during 2001.

         Interest expense for the 2001 Period decreased by $948,000, or 41%, in comparison to the 2000 Period, from $2,309,000 to $1,361,000. This decrease was primarily due to the lower balance of the Partnership's debt and a decrease in the interest rate.

         Direct lease expenses increased by $63,000 or 7% in the 2001 Period as compared to the 2000 Period, due primarily to increases in maintenance expense related to several aircraft which were off lease for most of the year, and the costs incurred for work to transition the MD-81 aircraft to its lease with Vanguard Airlines.

         Return condition settlement expense of $51,000 was recognized during the 2000 Period, resulting from a return condition settlement with Continental Airlines, Inc., relating to the aircraft on lease to Kitty Hawk. There was no corresponding expense in the 2001 Period.

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

         Depreciation and amortization decreased by $1,653,000 or 22% in the 2000 Period as compared to the 1999 Period. This decrease was due primarily to the DC10-10 aircraft not being depreciated in the 2000 Period and a decrease in depreciation related to the Boeing 727-200 aircraft on lease to Kitty Hawk. The decrease in depreciation expense related to the Boeing 727-200 aircraft was due to an increased useful life after capital improvements.

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


Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 2001. However, market and worldwide economic conditions and changes in federal and foreign aircraft regulations have in the past, and may in the future, affect the airline industry and thus lease rates and aircraft values. Additionally, inflation and changing prices, may affect subsequent lease rates and the eventual selling prices of the aircraft. High jet fuel prices for most of 2001 affected the airline industry's profitability and that of the Partnership's lessees.

         Due to concern regarding the economic slowdown, the US Federal Reserve Board has decreased its key lending rate on a number of occasions in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of this rate decrease, however, a significant economic slowdown has had an adverse affect on air travel and airline performance.

Risks and Uncertainties

         The events of September 11, 2001 have had a negative impact on the US economy and the passenger airlines, including increases in airline costs such as insurance and security, and a significant decline in passenger demand for air travel. Due to the conversion of its aircraft to freighter configurations, the Partnership is more reliant on the air freight industry than the passenger airlines. While certain prohibitions on passenger planes carrying cargo have increased cargo for the fully dedicated air freight business, the air freight business in general has been negatively impacted by the economic slowdown. These conditions have caused certain lessees to reduce payments and should they continue, may further affect these and the other lessees' ability to make rent and other lease payments and may impair the ability of the Partnership to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft. Also, because of reduced passenger traffic, major airlines such as United Airlines and American Airlines announced plans to accelerate the retirement of their Boeing 727-200 aircraft, which also negatively impacted the value of the Partnership's aircraft.


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

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144 ("SFAS 144") Accounting for the Impairment or Disposal of Long Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ", and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The implementation of this Statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

List of Financial Statements                                                Page
                                                                            ----

Report of Independent Accountants ...................................         18

Balance Sheets -- December 31, 2001 and 2000.........................         19

Statements of Income for the years ended
     December 31, 2001, 2000, and 1999...............................         20

Statements of Partners' Capital for the years ended
     December 31, 2001, 2000, and 1999...............................         21

Statements of Cash Flows for the years ended
     December 31, 2001, 2000, and 1999...............................         22

Notes to Financial Statements........................................         24


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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Pegasus Aircraft Partners II, L.P.


         In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                                      PricewaterhouseCoopers LLP

San Francisco, California
March 19, 2002

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000



                                     ASSETS

                                                         2001       2000
                                                         ----       ----
                                                (in thousands, except unit data)

  Cash and cash equivalents                            $ 8,444    $ 2,297
  Rent and other receivables                               240        311
  Aircraft, net                                         23,964     45,953
  Other assets                                             246        309
                                                       -------    -------
     Total Assets                                      $32,894    $48,870

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                $   225    $   606
  Payable to affiliates                                  3,276      2,012
  Maintenance reserves payable                           2,315      1,989
  Notes payable                                          9,483     21,210
  Accrued interest payable                                  28        132
  Deferred rental income and deposits                      811      1,345
                                                       -------    -------
     Total Liabilities                                  16,138     27,294
                                                       -------    -------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

PARTNERS' CAPITAL:
  General Partners                                         169        218
  Limited Partners (7,255,000 units issued and
    outstanding in 2001 and 2000)                       16,587     21,358
                                                       -------    -------
     Total Partners' Capital                            16,756     21,576
                                                       -------    -------
         Total Liabilities and Partners' Capital       $32,894    $48,870
                                                       =======    =======



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                           STATEMENTS OF INCOME (LOSS)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                              2001         2000          1999
                                              ----         ----          ----
                                              (in thousands, except unit data
                                                    and per unit amounts)

REVENUES:
    Rentals from operating leases         $     7,357   $     9,344  $    10,603
    Interest                                      730           136          112
    Equity in earnings of MD-81 Trust             401           443          443
    VASP Judgement and Settlement               3,791          --           --
    Other income                                1,222          --           --
    Gain on disposition of aircraft,
      engines or equipment                      6,056         4,816          173
                                          -----------   -----------  -----------
                                               19,557        14,739       11,331
                                          -----------   -----------  -----------

EXPENSES:
    Depreciation and amortization               3,471         5,896        7,549
    Write-downs                                15,476         2,301         --
    Management and re-lease fees                1,287         1,043          960
    Interest                                    1,361         2,309        1,234
    General and administrative                    337           435          394
    Direct lease                                  979           916          216
    Return condition settlement                  --              51         --
                                          -----------   -----------  -----------
                                               22,911        12,951       10,353
                                          -----------   -----------  -----------

NET INCOME (LOSS)                              (3,354)        1,788          978
                                          ===========   ===========  ===========

NET INCOME (LOSS) ALLOCATED:
    To the General Partners                       (34)        1,058          182
    To the Limited Partners                    (3,320)          730          796
                                          -----------   -----------  -----------
                                               (3,354)        1,788          978
                                          -----------   -----------  -----------

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                        $     (0.46)  $      0.10  $      0.11
                                          ===========   ===========  ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS ISSUED AND
    OUTSTANDING                             7,255,000     7,255,000    7,255,000
                                          ===========   ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999




                                                 General    Limited
                                                Partners   Partners      Total
                                                --------   --------      -----
                                                 (dollar amounts in thousands)

Balance, December 31, 1998                     $   (868)   $ 35,068    $ 34,200

     Net income                                     182         796         978

     Distributions declared to partners            (110)    (10,883)    (10,993)
                                               --------    --------    --------

Balance, December 31, 1999                         (796)     24,981      24,185

     Net income                                   1,058         730       1,788

     Distributions declared to partners             (44)     (4,353)     (4,397)
                                               --------    --------    --------

Balance, December 31, 2000                          218      21,358      21,576

     Net income                                     (34)     (3,320)     (3,354)

     Distributions declared to partners             (15)     (1,451)     (1,466)
                                               --------    --------    --------

Balance, December 31, 2001                     $    169    $ 16,587    $ 16,756
                                               ========    ========    ========





   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                    2001      2000       1999
                                                    ----      ----       ----
                                                  (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                   $ (3,354)  $  1,788   $    978
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Gain on disposition or sale of engines
        and equipment                              (6,056)    (4,816)      (173)
      Depreciation                                  3,471      5,896      7,549
      Equity in earnings of MD-81 Trust              (401)      (443)      (443)
      Write-downs                                  15,476      2,301       --
      Change in assets and liabilities:
       Rent and other receivables                     211       (115)       295
       Other assets                                    63       (294)         6
       Accounts payable and accrued expenses         (381)       112        388
       Accrued interest payable                      (104)       132       --
       Deferred rental income and deposits           (534)      (130)      (423)
       Payable to affiliates                        1,264      1,043        377
       Maintenance reserves payable                   326        459        615
                                                 --------   --------   --------
          Net cash provided by operating
            activities                              9,981      5,933      9,169
                                                 --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash distributions from investment in
      MD-81 Trust                                     688      1,214      1,214
    Capitalized aircraft improvements                (829)   (11,755)    (5,639)
    Proceeds from the disposition or sale of
      engines and equipment                         9,500      6,150        259
    Decrease (increase) in restricted cash           --          371       (371)
                                                 --------   --------   --------
          Net cash provided by (used in)
            investing activities                    9,359     (4,020)    (4,537)
                                                 --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayment of) / Proceeds from notes
      payable                                     (11,727)     4,680      6,530
    Cash distributions paid to partners            (1,466)    (6,596)   (11,725)
                                                 --------   --------   --------
          Net cash used in financing
            activities                            (13,193)    (1,916)    (5,195)
                                                 --------   --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS           6,147         (3)      (563)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                           2,297      2,300      2,863
                                                 --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $  8,444   $  2,297   $  2,300
                                                 ========   ========   ========



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (continued)



                                                        2001    2000    1999
                                                        ----    ----    ----
                                                   (dollar amounts in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                          $1,413  $2,143  $1,226

NONCASH TRANSACTIONS:

Distributions declared to partners but unpaid          $ --    $ --    $2,199

Application of maintenance reserves payable
to the carrying value of aircraft                      $ --    $  781  $ --


Deposit applied to capitalized aircraft
  improvements                                         $ --    $  790  $ --

Proceeds from sale of Boeing 727-200 not
  received                                             $  140  $ --    $ --



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.   Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners II, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft. Actual results could differ from such estimates. Certain financial statement items in the years prior to 2000 have been reclassified to conform to the 2000 and 2001 presentation.

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

         In accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the recognition of an impairment for a long-lived asset is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of an impairment loss is to be recognized based on the fair value of the asset. The Partnership generally bases its estimate of fair market value of the aircraft upon valuation by an independent third party. SFAS 144 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.

         MD-81 Trust. The McDonnell Douglas MD-81 aircraft, currently under lease to Vanguard Airlines ("Vanguard"), is owned by a trust in which the Partnership has a 50% interest. An affiliated Partnership owns the other 50% interest. The Partnership has adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investment in Certain Partnerships and Other Ventures" (EITF 00-1) in its Annual Report on Form 10-K starting from the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to Vanguard under the equity method. In prior years the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

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

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The net proceeds of any future sales of aircraft will be used to reduce Partnership indebtedness.

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

4.   Aircraft
                           Net Investment in Aircraft

         The Partnership's net investment in aircraft as of December 31, 2001 and 2000 consisted of the following (in thousands):

                                                          2001           2000
                                                          ----           ----

Aircraft on operating leases, at cost                  $  49,941      $ 108,866
Less: Accumulated depreciation                           (22,556)       (61,914)
         Write-downs                                      (8,567)        (7,279)
                                                       ---------      ---------
                                                       $  18,818      $  39,673
                                                       ---------      ---------

Net Investment in MD-81 Trust                          $   1,296      $   1,583
                                                       ---------      ---------

Aircraft held for lease or sale, at cost               $  73,616      $  46,744
Less: Accumulated depreciation                           (36,474)       (19,334)
         Write-downs                                     (33,292)       (22,713)
                                                       ---------      ---------
                                                           3,850          4,697
                                                       ---------      ---------
Aircraft, net                                          $  23,964      $  45,953
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

         Aeromexico Leases. During 2000, one of the DC-9's leased to Aeromexico suffered a total loss in a runway accident. The asset cost and accumulated depreciation related to this aircraft was written off in 2000 to reflect the loss of the aircraft. Since the insurance proceeds received were greater than the net book value of the aircraft, a gain on disposition of $4.8 million was recognized in 2000. The lease with Aeromexico for the other DC-9 was extended at its option, to February 6, 2000. Aeromexico paid for the aircraft on a month-to-month basis and maintained possession of the aircraft while a potential sale of the aircraft to Aeromexico was being discussed. After negotiations relating to the sale were unsuccessful, the aircraft was returned in July 2001. Aeromexico paid $688,000 for the return condition settlement. The aircraft only achieves Stage II noise compliance and due to the high cost to achieve Stage III noise compliance, it has been determined that the plane will be sold as is. Due to the decision to sell the aircraft "as is", the return condition payment was taken into income and the aircraft was written down by a like amount. An additional write down of $136,000 was recorded in the fourth quarter 2001, based on management's discussion of sale to a third party.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk") Lease. A Boeing 727-200, received from Continental as partial satisfaction of the A-300 return conditions was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The Partnership swapped the three JT8D-15 engines that were returned with the aircraft for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative difference in value of the engines as determined by a third party appraiser, resulting in a $173,000 gain. The lease with Kitty Hawk is for 84 months, the lease rate is $112,700 per month and maintenance reserves are to be paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below 1.5 to 1. Kitty Hawk has provided a security deposit of $225,400. The Partnership had incurred costs of approximately $4.7 million related to the cargo conversion and hushkitting, as of December 31, 1999.

         Kitty Hawk filed for Bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but stayed current with regard to its rent payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half of the amount due. The Partnership also agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. Kitty Hawk accounted for 15% of the Partnership's lease revenue during 2001. The default or deferral of lease payments on the part of Kitty Hawk, or any other lessee, may adversely affect future cash distributions by the Partnership (See Note 8. "Litigation").

         In 2001, the Partnership wrote down the value of the aircraft by $4.3 million to a value of $1.1 million, based on collected reserves and the estimated value of lease unencumbered aircraft, which approximates the book value of the aircraft.

         US Airways Group Inc. ("USAir") Lease. During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") that is the owner/lessor of a McDonnell Douglas MD-81 aircraft for a total purchase price of $10,041,000. The remaining one-half interest in the Trust is owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. The aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which expired in 2000. The aircraft was subject to an operating lease with USAir, which expired on June 1, 2001 pursuant to the renewal option exercised by USAir in 1997. Rental payments were payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). USAir also had three additional one-year renewal options at fair market rental rates, but chose to return the aircraft at the end of the lease. In July 2001, USAir returned the aircraft and paid rent through the return date.

         Vanguard Airlines ("Vanguard") Lease. USAir returned the MD-81 in July 2001, and in August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to 14 U.S. cities. The lease agreement is on a power by the hour basis for 36-months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding the maintenance reserves for the aircraft. Due to the events of September 11, 2001, Vanguard only paid its August and September aircraft utilization payment, and a partial amount of its October aircraft utilization. Vanguard has been unable to pay any of its maintenance reserves due. As of December 31, 2001, Vanguard has paid a total of $260,000 to the Trust, of which 50% was distributed to the Partnership and the remaining 50% was distributed to another affiliated Partnership. These payments were applied to maintenance reserves within the Trust. In January 2002, the Trust is negotiating with Vanguard for a payment plan of its rent and maintenance reserves. As a result, the Trust has decided to account for the Vanguard lease on a cash collection basis.

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

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. Lease revenues from Falcon were recognized by the Partnership on a cash collection basis, and additional receivables were not accrued. For the period from January 1, 2001 through December 31, 2001, Falcon owed $855,000 in rent and approximately
$287,000 in maintenance reserves. Falcon paid, during the same period, approximately $808,000 in rent and $527,000 in maintenance reserves. The Partnership recorded a receivable for $95,000 of past due rent and also held a $95,000 security deposit from Falcon, which were offset in September 2001. The Partnership agreed to an early termination of the lease at the occasion of the next "C" check and the aircraft was returned in September, 2001.

         In October 2001, the Partnership decided to accept an offer from Falcon to buy the airframe for $140,000 and to pay $100,000 for a release of all obligations under the lease. As a result, the Partnership recorded, at December 31, 2001, a receivable of $140,000 for the sale of the aircraft, a receivable of $100,000 for the rent, and recognized a loss of $100,000 on the sale of the aircraft.

         In 2001, the aircraft was written down by an additional $1,464,000 to $279,000, for the value of its engines. A total of $527,000 of maintenance reserves collected in 2001 was taken into income.

         Capital Cargo International Airlines, Inc. Lease. In January 1997, the Partnership entered into a lease agreement with Capital Cargo International Airlines, Inc. ("Capital Cargo"), a start-up freight carrier, with respect to the Boeing 727-200 advanced aircraft formerly leased to Kiwi. The Partnership agreed to finance the conversion of the aircraft to a freighter and complete a C-check. The Capital Cargo Lease ("Capital Cargo Lease") was for a term of approximately eight years and provided for an initial monthly lease rate of $105,000 per month. The Capital Cargo Lease required the Partnership to hushkit the aircraft on or before its 1999 C-check visit at its own expense at which time the lease rate increased to $139,000 per month. Pursuant to the lease agreement, the aircraft underwent a "C" check and received a hushkit in December 1998 and the Partnership incurred costs of approximately $2,412,000.

         The lease requires Capital Cargo to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital Cargo provided an initial security deposit of $50,000 and added $17,000 per month to the security deposit during the lease term until the deposit totaled $220,000. The lease was executed and the aircraft was delivered to Capital Cargo in July 1997.

         As of January 25, 2001, Capital Cargo failed to make its lease and reserve payment. A notice of default was sent on February 8, 2001 and Capital Cargo returned the Boeing 727-200 on May 23, 2001. On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. On March 15, 2002, the Partnerhship and Capital Cargo reached a court mediated settlement (see Note 10. "Subsequent Events").

         As of December 31, 2001, Capital Cargo owes the Partnership monthly rent, maintenance reserves, and expenses relating to the failure of the aircraft to meet return conditions, the amounts of which are to be determined. The Partnership held a Capital Cargo deposit of $220,000, which was netted against $220,000 of rent receivable in the second quarter of 2001. The maximum take off weight of the aircraft was upgraded, during late 2000, in accordance with the lease delivery requirements and $159,000 was paid by the Partnership in the first quarter of 2001 for this upgrade.

         In 2001, based on an independent appraisal, the Partnership wrote down the value of the aircraft by $1,396,000 to its estimated fair market value of $2,950,000.

         TNT Transport International B.V. Lease. In June 1998, the Partnership delivered a Boeing 727-200 advanced aircraft formerly leased to Continental to a European freight carrier, TNT Transport International B.V. ("TNT") for a lease term of four years. The lease provides for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if TNT exercises, during the lease term, an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for maintenance of the engines. TNT has provided a $150,000 security deposit. TNT also has the right to extend the lease for an additional two years at the end of the initial lease term (if the above option is not exercised) at $95,000 per month.

         The Partnership has invested approximately $7.8 million for a low gross weight hushkit and cargo conversion of the aircraft, and the purchase of three JT8D-7B engines. The Partnership received cash proceeds of $1,050,000 for the sale of the JT8D-15 engines from this aircraft, which resulted in a $60,000 impairment expense. In the third quarter of 1998, due to the conversion of this aircraft to a freighter, the Partnership wrote-off the remaining net book value of the interior, determined through a third party appraisal, which resulted in an impairment expense of $57,000. This aircraft was also written down at December 31, 2000 by $901,000. In 2001, the aircraft was again written down by $3,167,000 to a value of $2,241,000, based on sale discussions plus six months rent at $123,500 per month.

         TNT is responsible for the first $50,000 of cost in complying with the newly issued freighter conversion AD. Costs in excess of this amount are initially paid for by TNT. At the end of the lease, TNT will be reimbursed by the Partnership for a portion of the AD compliance cost based on a formula set forth in the Partnership agreement, not to exceed $250,000.

         Pursuant to the lease, TNT has renewal options, however, it has indicated its intention to return the aircraft at the end of the lease in June 2002. The General Partners anticipate a negotiated sale of the aircraft to TNT at the end of the lease. If unsuccessful in the negotiations, the Partnership will remarket the aircraft for lease or sale, but there can be no assurance as to whether the plane will be remarketed, the time it will take or the lease rate, if any, which may be achieved.

         Emery Worldwide Airlines Inc. ("Emery") Lease. The lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions was done at Continental's expense at a maintenance facility. Continental continued to pay rent until the aircraft achieved the lease requirements for its return, which took place on December 16, 1999. The aircraft was stored at a modification facility until June 2000 at which time work commenced to convert it to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The Partnership and Emery have signed a lease for a term of 84 months with rent of $218,000 per month. The lease also provides a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $436,000. The aircraft was converted to a freighter in 2000 and delivered to Emery in December, 2000. At December 31, 2001 the conversion work totaled approximately $13.6 million.

         Lockheed L-1011. Based on the amount of time the L-1011 has been unsuccessfully offered for lease or sale and the large number of similar aircraft available for lease or sale, the aircraft was written down from $1.7 million to a zero value in 2001. The aircraft is being offered for sale.

         Airbus A-300 Aircraft Lease. In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier. At December 31, 1999, VASP was in arrears with respect to scheduled rent payments for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. The Partnership sued in mid-1999 in Florida and obtained a judgment against VASP in March 2000 for unpaid rent and reserves. A receiver appointed to liquidate three VASP properties to satisfy claims of VASP creditors has sold all three properties. The Partnership received $3.5 million from the proceeds of the sale of the properties. Of the $3.5 million, $3 million represents the Court award to the Partnership, and $467,000 the interest earned on that amount since the date of the judgement in May 2000 through the final payment date of December 31, 2001. The Partnership received all payments due from the VASP Judgement in the fourth quarter 2001.

         One of the engines was damaged during its lease by VASP. It was disassembled during the first quarter of 2001 and determined to be a total loss. During the first quarter of 2001, the Partnership and VASP agreed to a Settlement Stipulation under which VASP paid $800,000 to resolve all disputes between itself and the Partnership related to the damaged engine and the Partnership's legal costs. The Partnership received $800,000, which was recorded as Other Income, and a write-down of the same amount was recorded on the A-300 in March 2001 reflecting the allocated cash value of the damaged engine. Subsequent to the September 11, 2001 events, the Partnership wrote down the aircraft an additional $1,865,000 for a total of $2,665,000, resulting in a value of $320,000 for its airframe and remaining engine. The airframe and remaining engine are being offered for sale.

         General. The aircraft leases are principally triple net leases. As such, during the terms of the leases, the lessees are required to pay substantially all expenses associated with the aircraft.

                               Significant Lessees

         The Partnership leased its aircraft to nine different airlines or airfreight companies during 2001. Revenues from each of the airlines which accounted for 10% or greater of the Partnership's total rental revenue during 2001, 2000, and 1999 are as follows:

Airlines                                        Percentage of Rental Revenue(a)
--------                                        -------------------------------
                                               2001          2000           1999
                                               ----          ----           ----

Continental Airlines, Inc. (b)                    0            (c)           20%
Trans World Airlines, Inc.                      (c)             21%          19
Aerovias de Mexico S.A. de C.V.                 (c)             16           15
Capital Cargo International Airlines, Inc.      (c)             16           14
TNT Transport International B.V.                 18%          1413
Kitty Hawk Aircargo, Inc.                        15             13          (c)
US Airways Group Inc.                           (c)             12           10
Emery                                            31            (c)            0
Falcon                                           12            (c)          (c)

(a) Such percentages include the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

(b) Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

(c)      Represents less than 10%.

         Revenues include rentals from aircraft leased to foreign airlines or carriers of $1,767,000, $3,132,000, and $3,350,000 in 2001, 2000, and 1999
respectively.

                          Future Minimum Rental Income

         The following is a schedule by year of future minimum rental income under the leases as of December 31, 2001 (in thousands):

                       Year                          Amount
                       ----                          ------


                       2002                           6,336
                       2003                           5,636
                       2004                           5,636
                       2005                           4,941
                       Thereafter                     6,320
                                                    -------
                       Total                        $28,869
                                                    =======

         Note: includes rents from Capital Cargo of $139,000 per month through 7/25/05 and rents from Kitty Hawk of $112,700 per month through 12/6/06.

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

         On April 9, 2001, the Partnership sold the MD-82, formerly leased to TWA, for $9.5 million and used the proceeds to pay down principal on the note. As of December 31, 2001, the balance due on the note is $9,483,000.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the initial offering proceeds.

6.   Transactions with Affiliates

         Management Fees. The General Partners are entitled to a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During the years ended December 31, 2001, 2000, and 1999, the General Partners earned base management fees of $120,000, $155,000, and $174,000, respectively.

         Incentive Management Fees. The General Partners also are entitled to a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. During the years ended December 31, 2001, 2000, and 1999, the General Partners earned incentive management fees of $909,000, $592,000, and $442,000, respectively.

         Re-lease Fee. The General Partners are entitled to a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. During the years ended December 31, 2001, 2000, and 1999, the General Partners earned re-lease fees of $258,000, $319,000, and $344,000, respectively.

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

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There was no such reimbursable expenses in each of the years ended December 31, 2001, 2000, and 1999. The continued absence of accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 2001, 2000, 1999 and 1998, the Partnership paid $118,000, $693,000, and $87,000, respectively, to a licensed maintenance facility affiliated with the Managing General Partner for the storage of the off-lease aircraft. Additionally, during 2001, 2000, and 1999, the Partnership paid

$929,000, $1,034,000, and $1,294,000, respectively, for aircraft parts to a company owned by the President and Director of the Managing General Partner.

7.   Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable (loss) income reported for federal income tax purposes (in thousands):

                                                 2001        2000        1999
                                                 ----        ----        ----

Net income per financial statements            $ (3,354)   $  1,788    $    978
Increase (decrease) resulting from:
   Depreciation                                  13,627       3,503        (648)
   TBT interest income, less
      TBT rental expense                            128        (570)     (1,492)
   Gain on sale of engines                        1,499          69          85
   Reserves for maintenance costs,
      net of maintenance expense and
      write-downs of aircraft                      --          (187)       (192)
   Maintenance reserve payable                      195       1,457       1,113
   Deferred rental income                          (311)       --          (192)
   Rental income                                 (3,190)       (256)       (285)
   Management fees                                   46        --            27
   Other                                            (24)        (22)         13
                                               --------    --------    --------
Taxable (loss) income per federal
  income tax return                            $  8,616    $  5,782    $   (593)
                                               ========    ========    ========

         The following is a reconciliation of the amount of the Partnership's total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                    2001       2000       1999
                                                    ----       ----       ----

Total Partnership capital per
   financial statements                          $ 16,756   $ 21,575   $ 24,185
Increase (decrease) resulting from:
   Commission and expenses paid
      in connection with the sale of limited
      partnership units                            16,295     16,295     16,295
   Accounts receivable                               --         --          233
   Distributions payable to partners                 --         --        2,169
   Management fees payable                             24       --         --
   Reserves for maintenance costs and
      write-downs                                  34,882     25,316     22,627
   Deferred income                                   --          311        167
   Accumulated depreciation                       (34,521)   (40,243)   (43,096)
   TBT interest income less TBT rental
     expense - Investment in Partnership             --       (7,086)    (6,516)
   Lease settlement payment, including lease
      aircraft received accounted for under
      the cost recovery method                       --       10,115     10,115
   Allowance for bad debts                           --         --         --
   Securities received in leasing transaction        --         --         --
   Fixed Assets                                      --         --          538
   Other                                              (24)       (22)       328
                                                 --------   --------   --------
Tax bases of net assets                          $ 33,412   $ 26,261   $ 27,045
                                                 ========   ========   ========

8.   Litigation

         In January 2001, Capital Cargo stopped making its rent and maintenance reserve payments to the Partnership. As of September 30, 2001, Capital Cargo owed the Partnership monthly rent of $139,000 from January 2001 through September 2001 and $49,000 in maintenance reserve payments. On June 14, 2001, the Partnership sued Capital Cargo in the court of Orlando County, Florida, for the breach of its monetary obligations and damages relating to failure of the aircraft to meet lease return conditions. In March 2002,the parties to the lawsuit have achieved a court mediated settlement of the lawsuit, see Note 10, "Subsequent Events".

         Although Kitty Hawk had affirmed the Partnership's lease in bankruptcy, Kitty Hawk intends to file a motion in bankruptcy court in late March to terminate the lease, and not pay damages. The Partnership has terminated the lease by reason of Kitty Hawk's default and will file a motion for damages under the lease. Oral arguments will be heard in early April and a decision is anticipated sometime thereafter.


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


10.  Subsequent Events

         The Partnership agreed with Kitty Hawk for the payment of approximately 71% of the monthly rent, and no maintenance reserves for each of the first three months of 2002. Any unpaid rent and reserves will be added to the existing Chapter 11 administrative claims.

         The Partnership is negotiating with Vanguard with regards to its payments of the monthly rent and maintenance reserves.

         On March 14, 2002, the Partnership sold the A-300 airframe for $121,000 and the proceeds were used to pay principal on the Partnership's indebtedness.

         On March 15, 2002, the parties to the Capital Cargo lawsuit achieved a court mediated settlement. The settlement will result in the Partnership selling the Boeing 727 freighter leased to Capital Cargo for $2.0 million and the Partnership will retain maintenance reserves of $1.27 million and a $220,000 security deposit. The $2.0 million purchase price for the aircraft will be paid through an initial payment of $625,000 and a twelve month note with 11 payments of $35,000 and a balloon payment at the end. The note will bear interest and will be in the favor of the Partnership's lender with payments made reducing the Partnership's indebtedness.

         On March 28, 2002, the Partnership paid down its note payable by $5 million. The outstanding balance after this principal payment is $3.8 million.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2001, 2000, and 1999.

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

                     Pegasus Aircraft Management Corporation

Name                     Positions Held
----                     --------------

Richard S. Wiley         President and Chairman of the Board
Carol L. Chase           Executive Vice President, General Counsel and Secretary
Richard M. Oster         Senior Vice President, Chief Financial Officer
Ervin Bach               Senior Vice President, Technical

         Richard S. Wiley, age 48, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a
Vice President of CIS Corporation ("CIS"), a wholly owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a BS degree from the Indiana University School of Business and an MBA from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 49, is a Executive Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a BA degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Richard M. Oster, age 50, is Chief Financial Officer, Senior Vice President Administration of Pegasus Aircraft Management Corporation (PAMC). Mr. Oster is primarily responsible within the Pegasus companies for all corporate-wide Finance and Administration functions that include all financial reporting, planning and analysis, accounting, information systems, human resources and other administrative functions. Prior to joining Pegasus, Mr.Oster served as Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation; and prior to that, as Senior Vice President and Chief Financial Officer of Inchcape Shipping Services. Mr.Oster is a CPA and holds a B.S. in Business Administration from the University of North Carolina and a M.B.A. from the Rutgers Graduate School of Business.

         Ervin Bach, 40, is Senior Vice President, Technical of the Managing General Partner and Pegasus Capital Corporation. Mr. Bach has been employed in various technical capacities with affiliates of the Managing General Partner since 1996. From 1994 to 1996 he was Manager of Structures for Hamilton Aviation, Tucson and he has held the same position with Lockheed Aeromod, Tucson from 1993 to 1994. From 1989 to 1993, Mr. Bach held various positions with the Evergreen Air Center, Marana, Arizona, the last being Manager of Engineering. During 1991, Mr. Bach was employed for seven months as a structural mechanic with Trans World Airlines in Kansas City. Mr. Bach was with the United States Air Force from 1982 to 1989, rising to the rank of Staff Sergeant with the responsibility of maintaining the mission worthiness of 13 electronic combat C-130's. Mr. Bach holds an Airframe and Power Plant license and attended USAF technical and leadership schools. Mr. Bach attended Pima Community College during 1990-91.


                           Air Transport Leasing, Inc.

Name                     Positions Held
----                     --------------

Clifford B. Wattley      President, Chief Financial And Accounting Officer and
                         Director
Stephen R. Dyer          Vice President, Secretary, Treasurer and Director

         Clifford  B.  Wattley,  age  52,  is  President,  Chief  Financial  and
Accounting Officer and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with UBS PaineWebber Inc. having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University. Mr. Wattley assumed the positions of Cjief Financial and Accounting Officer on March 11, 2002, and will serve in that capacity until such time as a replacement for Carmine Fusco is named.

         Stephen R. Dyer, age 42, is Vice President, Secretary and a Director of the Administrative General Partner. He joined UBS PaineWebber Inc. in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant. Mr. Dyer assumed the positions of Secretary and Treasurer on March 11, 2002 and will serve until such time as a replacement for Carmine Fusco is named.

         Carmine Fusco, age 33, was Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner and also served as an Assistant Vice President within the Private Investments Department of UBS PaineWebber Inc. On February 25, 2000, Mr. Fusco was charged with, and on January 14, 2002 pleaded guilty to, conspiracy to distribute a controlled substance. His employment with UBS PaineWebber Inc. and the Administrative General Partner was terminated on March 11, 2002, the date UBS PaineWebber Inc. and the Administrative General Partner were informed of these facts.


ITEM 11.      EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2001.

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

              (b) The following table sets forth the number of Units beneficially owned by directors of the General Partners and by all directors and officers of such corporations as a group as of March 1, 2002.



                                                    Amount and Nature
                                                      of Beneficial      Percent
                            Name                        Ownership       of Class
                            ----                        ---------       --------

                   Managing General Partner:
                   Richard S. Wiley                         19,135           *
                   Carol L. Chase                            1,300           *

                   All directors and officers as
                   a group (2 persons)                      21,435           *

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

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 2001.

         Base Management Fee. The General Partners receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. During 2001, the General Partners earned base management fees of $120,000.

         Incentive Management Fee. The General Partners receive a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. The General Partners earned incentive management fees of $909,000 during 2001.

         Re-lease Fee. The General Partners receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned re-lease fees of $ 258,000 during 2001.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There was no such reimbursable expenses during 2001. As discussed in Note 6 to the Financial Statements, accountable expenses remained $-0- due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. In 2001, the Partnership purchased certain equipment and parts for two Partnership aircraft from a company owned by the Director and President and two former officers and directors of the Managing General Partner in the amount of $929,000. During 2001, the Partnership paid $118,000 to a licensed maintenance facility affiliated with the Managing General Partner for work performed on certain aircraft.

         Partnership Interest. The General Partners received or were entitled to receive distributions of $15,000 as their allocable share of distributable cash flow for 2001. In addition, pursuant to the Partnership Agreement as it relates to the sale of an asset, $34,000 of the Partnership's net taxable loss for 2001 was allocated to the General Partners.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements Supplementary Data")

         (b) The Partnership filed a Form 8-K on June 30, 2001, reporting a distribution of $0.20 per Unit on or about July 10, 2001 to unitholders of record as of June 30, 2001. The distribution was a result of cash flow from operations and in part funds available from the sale of the McDonnell-Douglas MD-82 to American Airlines in April 2001.

              During the fourth quarter of 2001, the Partnership did not file any reports on Form 8-K.

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

         Dated: March 28, 2002

                                 Pegasus Aircraft Partners II, L.P.
                                 (Registrant)

                                 By: Air Transport Leasing, Inc.
                                     Administrative General Partner

                                 By: /s/ CLIFFORD B. WATTLEY
                                     Clifford B. Wattley
                                     President, Chief Financial and Accounting
                                     Officer and Director



                                 By: Pegasus Aircraft Management Corporation
                                     Managing General Partner

                                 By: /s/ RICHARD S. WILEY
                                     Richard S. Wiley
                                     President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002.

Signature                    Title
---------                    -----

/s/ RICHARD S. WILEY         President and Chairman of
Richard S. Wiley             the Board of Pegasus Aircraft
                             Management Corporation

/s/ CLIFFORD B. WATTLEY      President,  Chief Financial and Accounting Officer,
Clifford B. Wattley          and Director of Air Transport Leasing, Inc.


/s/ STEPHEN R. DYER          Vice-President, Treasurer, Secretary and Director
Stephen R. Dyer              of Air Transport Leasing, Inc.