Form 10-K/A
period 2000-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2002-04-22
CIK 849870

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K/A
                                   -----------
                               Amendment No. 1 to
                               ------------------

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

         The registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K, as amended on April ___, 2002 for the year ended December 31, 2000, to amend Part III, Item 10 "Directors and Executive Officers of the Registrant", specifically Carmine Fusco. No other items in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 are amended.

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

Part I
------

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

Part III
--------

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

Airlines                                         Percentage of Rental Revenue(a)
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

         Dated: April 22, 2002

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

                               By:  Air Transport Leasing, Inc.
                                    Administrative General Partner

                               By:  /s/ CLIFFORD B. WATTLEY
                                    Clifford B. Wattley
                                    President, Chief Financial and Accounting
                                    Officer and Director

                               By:  Pegasus Aircraft Management Corporation
                                    Managing General Partner

                               By:  /s/ RICHARD S. WILEY
                                    Richard S. Wiley
                                    President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 22, 2002.

Signature                                       Title
---------                                       -----

/s/ RICHARD S. WILEY                            President and Chairman of
Richard S. Wiley                                the Board of Pegasus Aircraft
                                                Management Corporation

/s/ CLIFFORD B. WATTLEY                         President, Chief Financial and
Clifford B. Wattley                             Accounting Officer and Director
                                                of Air Transport Leasing, Inc.

/s/ STEPHEN R. DYER                             Vice-President, Treasurer,
Stephen R. Dyer                                 Secretary and Director of
                                                Air Transport Leasing, Inc.