Form 10-Q
period 2002-03-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2002-05-10
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2002
                              --------------------------------------------------

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

                       This document consists of 19 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Balance Sheets - March 31, 2002 and
                      December 31, 2001                                       3

                      Statements of Income for the three months
                      ended March 31, 2002 and 2001                           4

                      Statements of Partners' Capital for the three
                      months ended March 31, 2002 and 2001                    5

                      Statements of Cash Flows for the three months
                      ended March 31, 2002 and 2001                           6

                      Notes to Financial Statements                           8

         Item 2.      Management's Discussion and Analysis of                14
                      Financial Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 1.      Legal Proceedings                                      17

         Item 6.      Exhibits and Reports on Form 8-K.                      18

         Signature                                                           19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

       BALANCE SHEETS -- MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001
       ------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                         2002     2001
                                                         ----     ----
                                                (in thousands, except unit data)

Cash and cash equivalents                               $ 4,037  $ 8,444
Rent and other receivables                                2,200      240
Aircraft, net                                            20,221   23,964
Other assets                                                209      246
                                                        -------  -------
   Total Assets                                         $26,667  $32,894
                                                        =======  =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                   $   269  $   225
Payable to affiliates                                     3,448    3,276
Maintenance reserves payable                              1,115    2,315
Notes payable                                             3,695    9,483
Accrued interest payable                                     17       28
Deferred rental income and deposits                         811      811
                                                        -------  -------
   Total Liabilities                                      9,355   16,138
                                                        -------  -------

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
General Partners                                        $   174  $   169
Limited Partners (7,255,000 units issued and
  outstanding in 2002 and 2002)                          17,138   16,587
                                                        -------  -------
   Total Partners' Capital                               17,312   16,756
                                                        -------  -------
     Total Liabilities and Partners' Capital            $26,667  $32,894
                                                        =======  =======




   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------
                                   (unaudited)


                                                           2002          2001
                                                           ----          ----
                                                      (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                       $     1,185   $     2,719
   Gain on sale of aircraft                                    328          --
   Equity in (deficits)/earnings of MD-81 Trust                (11)          111
   Interest                                                     35            32
   VASP Judgment and Settlement                               --             800
                                                       -----------   -----------
                                                             1,537         3,662
                                                       -----------   -----------

EXPENSES:
   Depreciation and amortization                               462         1,612
   Write down                                                 --             800
   Management and re-lease fees                                172           270
   Interest                                                    158           588
   General and administrative                                  136            98
   Direct lease                                                 53           161
                                                       -----------   -----------
                                                               981         3,529
                                                       -----------   -----------
NET INCOME                                             $       556   $       133
                                                       ===========   ===========

NET INCOME ALLOCATED:
   To the General Partners                             $         5   $         1
   To the Limited Partners                                     551           132
                                                       -----------   -----------
                                                       $       556   $       133
                                                       ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT                $      0.08   $      0.02
                                                       ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                 7,255,000     7,255,000
                                                       ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------
                                   (unaudited)



                                             General       Limited
                                            Partners      Partners        Total
                                            --------      --------        -----
                                                (dollar amounts in thousands)

Balance, January 1, 2002                     $   169       $16,587       $16,756

   Net income                                      5           551           556
                                             -------       -------       -------

Balance, March 31, 2002                      $   174       $17,138       $17,312
                                             =======       =======       =======


Balance, January 1, 2001                     $   218       $21,358       $21,576

   Net income                                      1           132           133
                                             -------       -------       -------

Balance, March 31, 2001                      $   219       $21,490       $21,709
                                             =======       =======       =======





   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------
                                   (unaudited)

                                                            2002    2001
                                                            ----    ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $   556  $   133
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Gain on sale of aircraft                               (328)    --
     Depreciation and amortization                           462    1,612
     Equity in deficits/(earnings) of
       MD-81 Trust                                            11     (111)
     Write-down                                             --        800
     Change in assets and liabilities:
       Rent and other receivables                            100   (1,261)
       Other assets                                           37       34
       Accounts payable and accrued expenses                  44     (254)
       Accrued interest payable                              (11)     (31)
       Payable to affiliates                                 172      269
       Deferred rental income and deposits                  --        (91)
       Maintenance reserves payable                           77      286
                                                         -------  -------
         Net cash provided by operating
           activities                                      1,120    1,386
                                                         -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash distributions from investment in
     MD-81 Trust                                            --        304
   Proceeds from sale of aircraft                            261     --
   Capitalized aircraft improvements                        --       (541)
                                                         -------  -------
         Net cash provided by/(used in)
           investing activities                              261     (237)
                                                         -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable                              (5,788)    --
                                                         -------  -------
         Net cash used in financing activities            (5,788)    --
                                                         -------  -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                               (4,407)   1,149

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           8,444    2,297
                                                         -------  -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 4,037  $ 3,446
                                                         =======  =======


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------
                                   (unaudited)



SUPPLEMENTAL CASH FLOWS INFORMATION:

     Interest paid                                              $  156    $  606

NONCASH TRANSACTIONS:

     Recognition of maintenance reserves on sale of
       aircraft as income                                        1,277      --
     Receivable arising from sale of Boeing 727-200              2,000      --
     Receivable arising from sale of A-300                         200      --


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2002
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was implemented by Pegasus Aircraft Partners II, L.P. beginning January 1, 2002. The implementation of this Statement is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                     2002               2001
                                                     ----               ----

Aircraft on operating leases, at cost              $ 49,941           $ 49,941
Less:    Accumulated depreciation                   (23,018)           (22,556)
         Write-downs                                 (8,567)            (8,567)
                                                   --------           --------
                                                   $ 18,356           $ 18,818
                                                   --------           --------

Net Investment in MD-81 Trust                      $  1,285           $  1,296
                                                   --------           --------

Aircraft held for lease or sale, at cost           $ 27,554           $ 73,616
Less:    Accumulated depreciation                   (14,262)           (36,474)
         Write-downs                                (12,712)           (33,292)
                                                   --------           --------
                                                        580              3,850
                                                   --------           --------
Aircraft, net                                      $ 20,221           $ 23,964
                                                   ========           ========

         Vanguard Airlines Lease ("Vanguard"). US Airways returned the MD-81 in July 2001, and in August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to 14 U.S. cities. The lease agreement is on a "power by the hour" basis for 36 months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding maintenance reserves. Vanguard, as have many other airlines, has been adversely affected by events of September 11, 2001. Through March 31, 2002, Vanguard has paid a total of $365,000, of which the Trust has paid 50% to the Partnership and 50% to an affiliated Partnership. Vanguard is in arrears to the Trust in the amount of $923,000 ($461,500 to the Partnership, 50% interest). Payments made have been applied towards maintenance reserves. The General Partners have been negotiating a payment plan for rent and maintenance reserves with Vanguard and have, therefore, accounted for the Vanguard lease within the Trust on a cash basis. If Vanguard is unable to secure financing, the Partnership will need to repossess the aircraft. The Partnership will either market the aircraft to potential lessees or for sale. Given the age of the aircraft and other factors, it is uncertain as to the time it would take to remarket or the success of the effort.

         TNT Transport International B.V. ("TNT") Lease. In June 1998 the Partnership delivered a Boeing 727-200 advanced aircraft formerly leased to Continental (one of two Boeing 727s which were received as part of the early termination of the Airbus A-300 lease by Continental) to a European freight carrier, TNT, for a lease term of four years. The lease provides for monthly rentals of $123,500 and airframe and landing gear reserves aggregating $85 per flight hour. TNT has contracted with a third party service provider for maintenance of the engines. TNT has provided a $150,000 security deposit. At December 31, 2001, the Partnership wrote down the TNT aircraft to a value of $2,241,000, based on sale discussions plus six months rent at $123,500 per month.

         While, pursuant to the lease, TNT has renewal options, it has indicated its intention to return the aircraft at the end of the lease in June 2002. The Partnership has agreed in principle to receive a payment in lieu of the aircraft meeting return conditions. The Partnership is also in negotiations for a potential short-term lease of the aircraft until next maintenance check is due in October. At that point, the Partnership will attempt to sell the aircraft, although there can be no assurance as to the timing or success of such an effort.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). One of the Boeing 727-200s, received from Continental as partial satisfaction of the Airbus A-300 return conditions was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The Partnership swapped the three JT8D-15 engines that were returned with the aircraft for three JT8D-9A engines owned by an affiliate of the Managing General Partner. The Partnership also received a payment of $259,000 from the affiliate to compensate the Partnership for the relative difference in value of the engines as determined by a third party appraiser, resulting in a $173,000 gain. The Kitty Hawk lease is for 84 months, the lease rate is $112,700 per month and maintenance reserves are to be paid at the rate of $375 per flight hour. Kitty Hawk has provided a security deposit of $225,400.

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but stayed current with regard to its lease payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half the amount due. The Partnership agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership agreed to a payment of 71% of the rents of December 2001, and January, February 2002 and no maintenance reserves payment for these months. However, Kitty Hawk has not made any payment since March 2002.

         In 2001, the Partnership wrote down the value of the aircraft by $4.3 million to a value of $1.1 million, based on collected reserves and the estimated value of the lease unencumbered aircraft.

         Subject to the approval of the bankruptcy court and documentation, the Partnership has agreed, in principle, to sell the aircraft to Kitty Hawk (See
Note 5. "Subsequent Events").

         Emery Worldwide Airlines, Inc. ("Emery") Lease. The lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Continental continued to pay rent until the aircraft achieved the return conditions, which was accomplished on December 16, 1999. The aircraft was stored at a modification facility until June 2000 at which time work commenced to convert it to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The Emery lease is for 84 months with rent of $218,000 per month. The lease also provides for a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $436,000. The aircraft was delivered to Emery in December 2000. At December 31, 2001, the conversion work totaled approximately $13.6 million. Emery no longer is certified by the FAA to fly the DC-10, but has continued to pay rent. The Partnership is in negotiations with Emery for a potential buyout of the remaining lease obligations.

         Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). One of the Partnership's DC-9s was a total loss during a runway accident in late 2000 and the Partnership received the benefit of insurance proceeds in the fourth quarter of 2000. The lease with Aeromexico for the other DC-9 was extended at its option, to February 6, 2000. Aeromexico paid for the aircraft on a month-to-month basis and returned the aircraft in July 2001. Discussions with Aeromexico regarding the sale of the aircraft to Aeromexico were unsuccessful and the Partnership is remarketing the aircraft for sale or lease. There can be no assurance as to whether the plane can be remarketed, the time it will take or the lease rate or sale price, which may be achieved.

         Capital Cargo International Airlines, Inc.("Capital Cargo"). Capital Cargo failed to make its lease and reserve payments since January 25, 2001. A notice of default was sent on February 8, 2001 and Capital Cargo returned the Boeing 727-200 on May 23, 2001.On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. On March 15, 2002, the Partnership and Capital Cargo reached a court mediated settlement. According to the settlement, the Partnership agreed to sell the aircraft leased to Capital Cargo for $2,000,000 and the Partnership retained maintenance reserves of $1,277,000 and a $220,000 security deposit. The $2.0 million purchase price for the aircraft will be paid through an initial payment of $625,000, which was received in April 2002, and a twelve-month note with 11 payments of $35,000 and a balloon payment at the end. The note bears interest and in the favor of the Partnership. The aircraft was sold on April 5, 2002 (See Note 5. "Subsequent Events").

         Airbus A-300 Aircraft. In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier.

         At December 31, 1999, VASP was in arrears with respect to scheduled rent payments for a total of $838,000, and $1,265,000 in arrears with respect to maintenance reserve payments. The Partnership sued in mid-1999 in Florida and obtained a judgment against VASP in March 2000 for unpaid rent and reserves. A receiver appointed to liquidate three VASP properties to satisfy claims of VASP creditors has sold all three properties. The Partnership received $3.5 million from the proceeds of the sale of the properties. Of the $3.5 million, $3 million represents the Court award to the Partnership, and $467,000 the interest earned on that amount since the date of the judgment in May 2000 through the final payment date of December 31, 2001. The Partnership received all payments due from the VASP Judgment in the fourth quarter 2001.

         One of the engines was damaged during its lease by VASP. It was disassembled during the first quarter of 2001 and determined to be a total loss. During the first quarter of 2001, the Partnership and VASP agreed to a Settlement Stipulation under which VASP paid $800,000 to resolve all disputes between itself and the Partnership related to the damaged engine and the Partnership's legal costs. The Partnership received $800,000, which was recorded as Other Income, and a write-down of the same amount was recorded on the A-300 in March 2001 reflecting the allocated cash value of the damaged engine. In conjunction with the receipt of judgment proceeds, the Partnership wrote down the aircraft an additional $1,865,000 as of year-end 2001 (for a total of $2,665,000), resulting in a value of $320,000 for the airframe and remaining engine.

         In March, 2002, the Partnership sold the A-300 airframe for $121,000 and the Partnership sold the A-300 engines for $200,000.

         Lockheed L-1011. Based on the amount of time the L-1011 has been unsuccessfully offered for lease or sale and the large number of similar aircraft available for lease or sale, the aircraft was written down from $1.7 million to a zero value in 2001. The aircraft is being offered for sale.

3.       Transactions With Affiliates

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. The General Partners earned $17,000 of base management fees during the three months ended March 31, 2002.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the
Administrative General Partner. The General Partners earned $113,000 of incentive management fees during the three months ended March 31, 2002.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing

General Partner and 1.0% is payable to the Administrative General Partner. The General Partners earned $42,000 of re-lease fees during the three months ended March 31, 2002.

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three months ended March 31, 2002 payable to the Administrative General Partner.

         Other: During the three months ended March 31, 2002, the Partnership paid $6,000 to a maintenance facility affiliated with the Managing General Partner for the storage of the off-lease aircraft.

4.       Notes Payable

         The Partnership obtained a $30 million lending facility on April 14, 2000, and an initial draw down was made of $19.5 million. The loan proceeds were used to retire existing debt of $16.5 million, to replenish working capital and to fund the DC10-10 conversion. The facility was later limited to $25 million because the Aeromexico leases were not extended for two years. The term of the loan is 6 years, with interest payments only for the first twelve months. Thereafter, principal is required to be repaid in equal quarterly installments over 60 months with the first payment due in July 2001. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments will be reset over the remaining term. The interest rate is 225 basis points over a major money center bank's prime rate. The lender has a mortgaged interest in all aircraft except the 50% interest in the MD-81 aircraft. The loan agreement requires that the Partnership maintain working capital equal to or in excess of maintenance reserves payable.

         On March 31, 2002, the Partnership paid down the note payable by $5 million resulting in a balance of $3,695,000. On May 1, 2002, the Partnership's debt was retired (see Note 5. "Subsequent Events").

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the initial offering proceeds.

5.       Subsequent Events

         The Partnership has agreed, in principle, subject to confirmation by the Bankruptcy court and documentation, to sell the Boeing 727 leased to Kitty Hawk, for the amount of the security deposit of $225,000, collected reserves of $567,000, and a $750,000, 12-month note, that will bear interest at 8%.

         On April 5, 2002, Capital Cargo paid $625,000 of the purchase price of $2 million for the Boeing 727 freighter. The payment was used to reduce the Partnership's debt balance.

         On May 1, 2002, the Partnership paid off its debt balance of $2,701,000.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The following discussion should be read in conjunction with the Financial Statements of the Partnership and the Notes thereto. This report may contain, in addition to historical information, Forward-Looking statements that involve risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these Forward-Looking statements. Factors that might cause such differences include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these Forward-Looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a portfolio of leased commercial passenger and freighter aircraft and makes distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures for working capital purposes or for debt service. As has historically been the case, the amount of future cash distributions, if any, will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in a fund that invests in short-term, highly liquid investments. At March 31, 2002, the Partnership's unrestricted cash and cash equivalents of $4,037,000 was primarily invested in such a fund. This amount was $4,407,000 less than the Partnership's unrestricted cash and equivalents at December 31, 2001 of $8,444,000. This decrease in unrestricted cash was primarily due to payment on the principal of the note payable, partially offset by cash proceeds from sale of aircraft and cash provided by operating activities.

         For the quarter ended March 31, 2002, net cash provided by operating activities was $1,120,000, comprising net income of $556,000 for the 2002 Quarter adjusted by $462,000 of non-cash depreciation, $328,000 gain on sale of aircraft, and changes in assets and liabilities, as discussed below.

         Payable to affiliates increased by 5%, or $172,000, from $3,276,000 at December 31, 2001 to $3,448,000 at March 31, 2002, principally due to an increase in unpaid management fees due to the General Partners. Payment of fees on a current basis has been suspended due to the Partnership Agreement provisions that require fees not to be paid if cash distributions fall below 8% of initial capital per annum.

         Accounts payable and accrued expenses increased by 20%, or $44,000, from $225,000 at December 31, 2001 to $269,000 at March 31, 2002, due to
obligations accrued at March 31, 2002.

         Rent and other receivables increased by 817%, or $1,960,000, from $240,000 at December 31, 2001 to $2,200,000 at March 31, 2002. This increase came from the receivable from the A-300 sale and the note receivable and the proceed receivable from the Capital Cargo sale, partially offset by the receipt of the receivable from the Falcon recorded at December 31, 2001.

         Maintenance reserves payable decreased by 52%, or $1,200,000, from $2,315,000 at December 31, 2001 to $1,115,000 at March 31, 2002. This decreased comprised of $77,000 increase from cash collected from TNT and Vanguard and $1,277,000 decrease from the Capital Cargo's reserves that was applied towards its sale price.

         Net cash provided by investing activities for the 2002 Quarter was $261,000, as a result of the cash proceeds from the sale of the A-300 and the Boeing 727 leased to Capital Cargo.

         Net investment in the MD-81 Trust decreased by 1%, or $11,000, from $1,296,000 at December 31, 2001 to $1,285,000 at March 31, 2002, due to no
receipt of cash distributions and by a negative equity in earning of $11,000.

         The McDonnell Douglas MD-81 aircraft under lease to USAirways Group, Inc. ("USAir") is owned by a trust ("MD-81 Trust") in which the Partnership has a 50% interest. An affiliated Partnership owns the other 50% interest. In August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline. The lease agreement is on a "power by the hour" basis, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding the maintenance reserves for the aircraft. Due to the events of September 11, 2001 and the abrupt slowdown in passenger traffic, Vanguard only paid $365,000, of which 50% was distributed to the Partnership and 50% to the other affiliated Partnership, in the 2002 Quarter. These payments were applied to maintenance reserves within the Trust. Based on the Vanguard's financial position, the Trust is accounting for rental income on a cash basis.

         The Partnership has adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K starting the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft leased to USAirways under the equity method. In prior years, the Partnership reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

         Cash used for financing activities was $5,788,000 for the 2002 Quarter, which were repayments of the note payable.

         Partnership's capital was $17,312,000, an increase of approximately $556,000 or 3% from $16,756,000 at December 31, 2001, as a result of net income of $556,000.

         The Partnership paid no distributions during the first quarter of 2002. The Partnership does not expect to pay a distribution for the first quarter of 2002, normally payable in April.

Results of Operations
---------------------

         The Partnership's net income was $556,000 for the three months ended March 31, 2002 ("2002 Quarter") as compared to $133,000 for the quarter ended March 31, 2001 ("2001 Quarter").

         The Partnership's net income for the 2002 Quarter increased as compared to the 2001 Quarter principally due to the overall decrease of the operating expenses and gain on sale of aircraft, partially offset by the decrease from the rental income and the VASP Judgment and Settlement recorded in 2001.

         Rental income decreased by $1,534,000, or 56%, in the 2002 Quarter as compared to the 2001 Quarter, principally due to the sale of the Boeing 727, formerly leased to Falcon, the Boeing 727, formerly leased to Capital Cargo, and the McDonnell Douglas MD-82 to American Airlines, no rent payments from the DC-9, formerly leased to Aeromexico, and the decrease in rent payments from Kitty Hawk

         Gain on sale of aircraft and engines was $328,000 at March 31, 2002, as compared to zero at December 31, 2001. This increase was attributable to the gain recognized from the sale of the Boeing 727, formerly leased to Capital Cargo, and the sale of the A-300 airframe and engines.

         Equity in earnings of the MD-81 trust decreased by $122,000, or 110%, in the 2002 Quarter as compared to the 2001 Quarter, due to non cash distribution from the Trust in the 2002 Quarter.

         VASP Judgment and Settlement was $800,000 in the 2001 Quarter, due to the receipt of payments from VASP to settle claims and legal fees of the Partnership for the engine that was damaged while leased to VASP. There was no such income in the 2002 Quarter.

         Interest expense for the 2002 Quarter decreased by $430,000, or 73%, in comparison to the 2001 Quarter due to the lower balance of the Partnership's debt in 2002 Quarter.

         General and administrative expenses increased by $38,000, or 39% in the 2002 Quarter as compared to the 2001 Quarter due primarily to an increase in legal fees related to the Capital Cargo litigation.

         Direct lease expenses decreased by $108,000, or 67% in the 2002 Quarter as compared to the 2001 Quarter due primarily to costs associated with assessing the damage to the engine which had been leased to VASP in the 2001 Quarter. There were no such costs in the 2002 Quarter.

         Depreciation and amortization decreased by $1,150,000, or 71%, for the 2002 Quarter, in comparison to the 2001 Quarter, due primarily to the sale of the Boeing 727, formerly leased to Falcon, the Boeing 727, formerly leased to Capital Cargo, and the McDonnell Douglas MD-82 to American Airlines, the off-lease status of the DC-9, formerly leased to Aeromexico.

         Write down in the 2001 Quarter was $800,000 for the A-300 aircraft related to the engine that was leased to VASP, the engine having been determined to be damaged beyond economic repair. There was no write down in the 2002 Quarter.

         Management and re-lease fees payable to the General Partners for the 2002 Quarter decreased by $98,000, or 36%, in comparison to the 2001 Quarter. This decrease was attributable to lower rental revenue in the 2002 Quarter, as well as the recognition, during the 2001 Quarter, of income from the VASP payments, all of which serve as the basis for the calculations of management fees.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  Legal Proceedings
         -----------------

   None.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits and reports to be filed: none

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 2002.

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

                                  Pegasus Aircraft Partners II, L.P.
                                  (Registrant)

                                  By: Air Transport Leasing, Inc.
                                      Administrative General Partner

Date:  May 10, 2002               By: /s/ CLIFFORD B. WATTLEY
                                      -----------------------
                                      Clifford B. Wattley
                                      President, Chief Financial and Accounting
                                      Officer, and Director