Form 10-Q
period 2002-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2002-08-14
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002
                              --------------------------------------------------

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

                       This document consists of 22 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Balance Sheets - June 30, 2002 and December 31, 2001          3

                 Statements of Income for the three months
                 ended June 30, 2002 and 2001                                  4

                 Statements of Income for the six months                       5
                 ended June 30, 2002 and 2001

                 Statements of Partners' Capital for the six
                 months ended June 30, 2002 and 2001                           6

                 Statements of Cash Flows for the six months
                 ended June 30, 2002 and 2001                                  7

                 Notes to Financial Statements                                 9

         Item 2. Management's Discussion and Analysis of                      15
                 Financial Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.                            19

         Signature                                                            20

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

        BALANCE SHEETS -- JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
        -----------------------------------------------------------------

                                     ASSETS
                                     ------

                                                        2002       2001
                                                        ----       ----
                                                (in thousands, except unit data)

Cash and cash equivalents                              $ 2,574   $ 8,444
Rent and other receivables                               1,270       240
Aircraft, net                                           19,249    23,964
Other assets                                                12       246
                                                       -------   -------
   Total Assets                                        $23,105   $32,894
                                                       =======   =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                  $   126   $   225
Payable to affiliates                                      946     3,276
Maintenance reserves payable                             1,686     2,315
Notes payable                                             --       9,483
Accrued interest payable                                  --          28
Deposits                                                   811       811
                                                       -------   -------
   Total Liabilities                                     3,569    16,138
                                                       -------   -------

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
General Partners                                       $   197   $   169
Limited Partners (7,255,000 units issued
  and outstanding in 2002 and 2001)                     19,339    16,587
                                                       -------   -------
   Total Partners' Capital                              19,536    16,756
                                                       -------   -------
     Total Liabilities and Partners' Capital           $23,105   $32,894
                                                       =======   =======








   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                -------------------------------------------------
                                   (unaudited)


                                                          2002           2001
                                                          ----           ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                      $     1,118    $     1,538
   Gain on sale of aircraft                                  --            6,156
   Equity in (deficit)/earnings of MD-81 Trust                (11)           220
   Interest                                                     9             49
   Management and re-lease fees reversal                    2,502           --
   Other                                                     --              360
                                                      -----------    -----------
                                                            3,618          8,323
                                                      -----------    -----------

EXPENSES:
   Depreciation and amortization                              461            936
   Write-downs                                                500            991
   Management and re-lease fees                              --              584
   Interest                                                   235            322
   General and administrative                                 141             69
   Direct lease                                                57             77
                                                      -----------    -----------
                                                            1,394          2,979
                                                      -----------    -----------
NET INCOME                                            $     2,224    $     5,344
                                                      ===========    ===========

NET INCOME ALLOCATED:
   To the General Partners                            $        23    $        54
   To the Limited Partners                                  2,201          5,290
                                                      -----------    -----------
                                                      $     2,224    $     5,344
                                                      ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $      0.30    $      0.73
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                7,255,000      7,255,000
                                                      ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                   (unaudited)


                                                         2002            2001
                                                         ----            ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                      $     2,303    $     4,257
   Gain on sale of aircraft                                   328          6,156
   Equity in (deficit)/earnings of MD-81 Trust                (22)           331
   Interest                                                    44             81
   Management and re-lease fees reversal                    2,330           --
   Other                                                     --            1,160
                                                      -----------    -----------
                                                            4,983         11,985
                                                      -----------    -----------

EXPENSES:
   Depreciation and amortization                              923          2,548
   Write-downs                                                500          1,791
   Management and re-lease fees                              --              854
   Interest                                                   393            910
   General and administrative                                 277            167
   Direct lease                                               110            238
                                                      -----------    -----------
                                                            2,203          6,508
                                                      -----------    -----------
NET INCOME                                            $     2,780    $     5,477
                                                      ===========    ===========

NET INCOME ALLOCATED:
   To the General Partners                            $        28    $        55
   To the Limited Partners                                  2,752          5,422
                                                      -----------    -----------
                                                      $     2,780    $     5,477
                                                      ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $      0.38    $      0.75
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                7,255,000      7,255,000
                                                      ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners     Total
                                               --------    --------     -----
                                                 (dollar amounts in thousands)

Balance, January 1, 2002                       $    169    $ 16,587    $ 16,756

   Net income                                        28       2,752       2,780
                                               --------    --------    --------

Balance, June 30, 2002                         $    197    $ 19,339    $ 19,536
                                               ========    ========    ========


Balance, January 1, 2001                       $    218    $ 21,358    $ 21,576

   Net income                                        55       5,422       5,477

   Distributions to partners declared               (15)     (1,451)     (1,466)
                                               --------    --------    --------

Balance, June 30, 2001                         $    258    $ 25,329    $ 25,587
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                   (unaudited)

                                                           2002       2001
                                                           ----       ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $ 2,780    $ 5,477
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Gain on sale of aircraft                             (328)    (6,156)
       Depreciation and amortization                         923      2,548
       Equity in deficits/(earnings) of
         MD-81 Trust                                          22       (331)
       Write-downs                                           500      1,791
   Change in assets and liabilities:
       Rent and other receivables                            100     (1,019)
       Other assets                                          234         30
       Accounts payable and accrued expenses                 (99)      (296)
       Accrued interest payable                              (28)       (87)
       Payable to affiliates                              (2,330)       854
       Deferred rental income and deposits                  --         (404)
       Maintenance reserves payable                          648        178
                                                         -------    -------

         Net cash provided by operating
           activities                                      2,422      2,585
                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash distributions from investment in
     MD-81 Trust                                            --          607
   Proceeds from sale of aircraft                          1,191      9,500
   Capitalized aircraft improvements                        --         (811)
                                                         -------    -------
         Net cash provided by investing
           activities                                      1,191      9,296
                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable                              (9,483)    (9,950)
                                                         -------    -------
         Net cash used in financing activities            (9,483)    (9,950)
                                                         -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                               (5,870)     1,931

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                8,444      2,297
                                                         -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 2,574    $ 4,228
                                                         =======    =======


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                   (unaudited)

                                                          2002        2001
                                                          ----        ----
                                                   (dollar amounts in thousands)



SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid during the period for:
     Interest                                            $   199    $   971

NONCASH TRANSACTIONS:

     Distributions declared to partners but unpaid          --        1,466
     Application of maintenance reserves to sale
       of aircraft                                         1,277       --
     Receivable arising from sale of Boeing 727-200        1,270       --




















   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 2002
                                  -------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was implemented by Pegasus Aircraft Partners II, L.P. beginning January 1, 2002. The implementation of this Statement is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

         The McDonnell Douglas MD-81 aircraft is owned by a trust ("MD-81 Trust") in which the Partnership has a 50% interest. The Partnership has adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K starting the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft under the equity method. In periods prior to December 31, 2000, the Partnership reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000.

2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                         2002           2001
                                                         ----           ----

Aircraft on operating leases, at cost                  $ 41,494       $ 49,941
Less:    Accumulated depreciation                       (21,105)       (22,556)
         Write-downs                                     (4,499)        (8,567)
                                                       --------       --------
                                                       $ 15,890       $ 18,818
                                                       --------       --------

Net Investment in MD-81 Trust                          $  1,274       $  1,296
                                                       --------       --------

Aircraft held for lease or sale, at cost               $ 36,001       $ 73,616
Less:    Accumulated depreciation                       (16,636)       (36,474)
         Write-downs                                    (17,280)       (33,292)
                                                       --------       --------
                                                          2,085          3,850
                                                       --------       --------
Aircraft, net                                          $ 19,249       $ 23,964
                                                       ========       ========

         Vanguard Airlines Lease ("Vanguard"). US Airways returned the MD-81 in July 2001, and in August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities. The lease agreement is on a "power by the hour" basis for 36 months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard is also responsible for funding maintenance reserves. Vanguard, as have many other airlines, has been adversely affected by events of September 11, 2001. From the beginning of the lease in August 2001 through June 30, 2002, Vanguard has paid a total of $442,000, of which the Trust has paid 50% to the Partnership and 50% to an affiliated Partnership. Vanguard is in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. Payments made have been applied towards maintenance reserves.

         The Partnership has been negotiating a payment plan for rent and maintenance reserves with Vanguard and the Vanguard lease within the Trust is being accounted for on a cash basis. Vanguard has recently submitted a revised request to the Airline Transportation and Stabilization Board for a loan guarantee of $35 million of a $40 million loan. If Vanguard is unable to secure financing, the Partnership will need to repossess the aircraft. The Partnership will either market the aircraft to potential lessees or market it for sale. Given the age of the aircraft and other factors, it is uncertain as to the time it would take to remarket it or the success of the effort.

         On July 30, 2002, Vanguard filed for protection under Chapter 11 of the U.S. Bankruptcy Code (See "Note 5. Subsequent Event").

         TNT Transport International B.V. ("TNT") Lease. In June 1998 the Partnership delivered a Boeing 727-200 advanced aircraft formerly leased to Continental (one of two Boeing 727s which were received as part of the early termination of the Airbus A-300 lease by Continental) to a European freight carrier, TNT, for a lease term of four years. The lease provided for monthly rentals of $123,500 and airframe and landing gear reserves aggregating $85 per flight hour. TNT had contracted with a third party service provider for maintenance of the engines. TNT has provided a $150,000 security deposit. At December 31, 2001, the Partnership wrote down the TNT aircraft to a value of $2,241,000, based on sale discussions plus six months rent at $123,500 per month.

         While, pursuant to the lease, TNT had renewal options, it indicated its intention not to renew the lease when it ended in June 2002. TNT returned the aircraft in June 2002 and has paid a net payment of $507,000 payment in lieu of the aircraft meeting return conditions, and rent through July 10, 2002. Due to the large number of Boeing 727 freighters available for lease or sale, the Partnership wrote down the aircraft by $500,000 in the second quarter of 2002. The Partnership will retain the security deposit of $150,000 and the maintenance reserves of $391,000.

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

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but stayed current with regard to its lease payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half the amount due. The Partnership agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership agreed to a payment of 71% of the rents for December 2001, and January, February 2002 and no maintenance reserves payment for these months. However, Kitty Hawk could not make any payment in March and April 2002.

         In 2001, the Partnership wrote down the value of the aircraft by $4.3 million to a value of $1.1 million, based on collected reserves and the estimated value of the lease unencumbered aircraft.

         The Partnership has agreed, in principle, subject to confirmation by the Bankruptcy court and documentation, to sell the Boeing 727 leased to Kitty Hawk, for the amount of the security deposit of $225,400, collected reserves of $567,000, and a $750,000, 12-month note, that will bear interest at 8%. Kitty Hawk is paying $65,241 a month and did so for May and June 2002. These payments were recorded as rent payment, and will be applied against the $750,000 note when it is executed. As a result, the Partnership has not accrued management fees on these payments (See "Note 5. Subsequent Events") .

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

         Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). One of the Partnership's DC-9s was a total loss during a runway accident in late 2000 and the Partnership received the benefit of insurance proceeds in the fourth quarter of 2000. While the lease on the second aircraft expired in February 2000, Aeromexico continued to pay for the aircraft on a month-to-month basis and returned the aircraft in July 2001. Discussions with Aeromexico regarding the purchase of the aircraft were unsuccessful and the Partnership is remarketing the aircraft for sale or lease. There can be no assurance as to whether the plane can be remarketed, the time it will take or the lease rate or sale price, which may be achieved.

         Capital Cargo International Airlines, Inc.("Capital Cargo"). Capital Cargo failed to make its lease and reserve payments starting January 25, 2001. A notice of default was sent on February 8, 2001 and Capital Cargo returned the Boeing 727-200 on May 23, 2001.On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. On March 15, 2002, the Partnership and Capital Cargo reached a court mediated settlement. According to the settlement, the Partnership agreed to sell the aircraft leased to Capital Cargo for $2,000,000 and the Partnership retained maintenance reserves of $1,277,000 and a $220,000 security deposit. The $2.0 million purchase price for the aircraft will be paid through an initial payment of $625,000, which was received in April 2002, and a twelve-month, interest-bearing note with 11 payments of $35,000 and a balloon payment at the end. On April 5, 2002, Capital Cargo paid $625,000 of the purchase price of $2 million for the Boeing 727 freighter. The payment was used to reduce the Partnership's debt balance.

         Airbus A-300 Aircraft. In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier. VASP fell in arrears with respect to rent and maintenance reserves and the Partnership won a judgment in court of $3.0 million for past rents and reserves. VASP-owned property in Florida was sold by a court appointed liquidating trustee and the Partnership received the $3.0 million judgment and $500,000 interest in late 2001. In addition, the Partnership received, earlier in 2001, an $800,000 negotiated settlement payment for legal costs and compensation for damage to one of the engines while leased by VASP.

         In conjunction with the receipt of judgment proceeds, the Partnership wrote down the aircraft an additional $1,865,000 as of year-end 2001 (for a total of $2,665,000), resulting in a value of $320,000 for the airframe and remaining engines.

         In March 2002, the Partnership sold the A-300 airframe for $121,000 and in a separate transaction, the Partnership sold the A-300 engines for $200,000.

         Lockheed L-1011. Based on the amount of time the L-1011 has been unsuccessfully offered for lease or sale and the large number of similar aircraft available for lease or sale, the aircraft was written down from $1.7 million to a zero value in 2001. The aircraft is being offered for sale.

         General. The Partnership will seek to dispose of the remaining aircraft as soon as possible.

3.       Transactions With Affiliates

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing
General Partner and 0.5% is payable to the Administrative General Partner. Management Fees of $17,000 were accrued for the three months ended March 31, 2002 and this accrual has been reversed in the financials for the six months ended June 30, 2002 (see discussion below).

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. Incentive Management Fees of $113,000 were accrued for the three months ended March 31, 2002 and this accrual has been reversed in the financials for the six months ended June 30, 2002 (see discussion below).

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing
General Partner and 1.0% is payable to the Administrative General Partner. Re-lease Fees of $42,000 were accrued for the three months ended March 31, 2002 and this accrual has been reversed in the financials for the six months ended June 30, 2002 (see discussion below).

         The Management Fee, Incentive Management Fee and Re-Lease Fee payable to the General Partners are subordinated to the limited partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002. As of June 30, 2002, fees previously accrued of $2,330,000 were taken into revenue with a corresponding reduction in Payable to Affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and Re-Lease Fees in future quarters.

         As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class, fees and distributions remitted to it by the Administrative General Partner.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the six months ended June 30, 2002 payable to the Administrative General Partner.

         Other: During the six months ended June 30, 2002, the Partnership paid $18,000 to a maintenance facility which, until March 2002, was affiliated with the Managing General Partner for the storage of the off-lease aircraft and

$40,000 for aircraft parts and services to a company owned by the President and Director of the Managing General Partner.

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

         Prior to March 31, 2002, the note was paid down through proceeds from asset sales, insurance proceeds from the DC-9 incident and other cash. On March 31, 2002, the Partnership paid down the note payable by $5 million resulting in a balance of $3,695,000. On May 1, 2002, the Partnership's remaining debt was retired.

         The Limited Partnership Agreement permits the Partnership to borrow up to 35% (or $50,785,000) of the initial offering proceeds.

5.       Subsequent Events:

         After being denied for a second time for a loan guarantee from the Airline Transportation Stabilization Board, Vanguard Airlines suspended flight operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Under Section 1110 of the Bankruptcy Code, Vanguard will have 60 days to affirm the lease or return the aircraft. If the aircraft is returned, the Partnership will either market the aircraft to potential lessees or market it for sale. Given the age of the aircraft and other factors, it is uncertain as to the time it would take to remarket it or the success of the effort.

         Kitty Hawk's reorganization plan was approved by the bankruptcy court in late July 2002 and the company is expected to emerge from bankruptcy on August 30, 2002 at which time the aircraft sale will be completed.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages a portfolio of commercial passenger and freighter aircraft and makes distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures or for working capital purposes. The amount of future cash distributions, if any, will be determined periodically after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to distributions to the partners in a fund that invests in short-term, highly liquid investments. At June 30, 2002, the Partnership's unrestricted cash and cash equivalents of $2,574,000 was primarily invested in such a fund. This amount was $5,870,000 less than the Partnership's unrestricted cash and equivalents at December 31, 2001 of $8,444,000. This decrease in unrestricted cash was primarily due to payment on the principal of the note payable, partially offset by cash proceeds from the sale of aircraft and cash provided by operating activities.

         For the six months ended June 30, 2002 ("2002 Period"), net cash provided by operating activities was $2,422,000, comprising net income of $2,780,000 for the 2002 Period adjusted by $923,000 of non-cash depreciation, $328,000 gain on sale of aircraft, a write down of $500,000 and changes in assets and liabilities, as discussed below.

         Payable to affiliates decreased by 71%, or $2,330,000, from $3,276,000 at December 31, 2001 to $946,000 at June 30, 2002, principally due to the reversal of accrued management fees for the fiscal years ending December 31, 2000, December 31, 2001 and for the quarter ending March 31, 2002. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002.

         Accounts payable and accrued expenses decreased by 44%, or $99,000, from $225,000 at December 31, 2001 to $126,000 at June 30, 2002, due to
obligations accrued in the quarter ended March 31, 2002, subsequently paid in the quarter ended June 30, 2002.

         Rent and other receivables increased by 429%, or $1,030,000, from $240,000 at December 31, 2001 to $1,270,000 at June 30, 2002. This increase came from the note receivable from the Capital Cargo sale in March 2002, partially offset by the payment of December 31, 2001 receivables from Falcon in 2002.

         Other Assets decreased by 95%, or $234,000, from $246,000 at December 31, 2001 to $12,000 at June 30, 2002. This decrease is due to the $220,000 prepaid debt placement fees on the note payable being expensed in the 2002 Period when the note was paid off.

         Accrued interest payable was $28,000 at December 31, 2001, compared to zero at June 30, 2002. This decrease is due to the payoff of the Partnership's note in April 2002.

         Maintenance reserves payable decreased by 27%, or $629,000, from $2,315,000 at December 31, 2001 to $1,686,000 at June 30, 2002. This decrease is comprised of $1,277,000 of Capital Cargo's reserves that were applied towards the sale price, offset by $648,000 of cash collections from TNT and Vanguard for maintenance reserves.

         Net cash provided by investing activities for the 2002 Quarter was $1,191,000, as a result of the cash proceeds from the sale of the A-300, the Boeing 727 formerly leased to Capital Cargo, and the Boeing 727 formerly leased to Falcon.

         Net investment in the MD-81 Trust decreased by 2%, or $22,000, from $1,296,000 at December 31, 2001 to $1,274,000 at June 30, 2002, as a result of no cash distributions and of negative equity in earnings of $22,000.

         Cash used for financing activities was $9,483,000 for the 2002 Period, which represents repayments of the note payable.

         Partnership's capital was $19,536,000, an increase of approximately $2,780,000 or 17% from $16,756,000 at December 31, 2001, as a result of net income of $2,780,000.

         The Partnership paid no distributions during the first six months of 2002. The retirement of the Partnership debt has freed cash flows for operational needs and distributions. However, with the sale of the aircraft, rental revenue from aircraft has declined substantially. Therefore, the Partnership will not restore regular quarterly distributions, but will make distributions when there is sufficient cash after a review of current and expected future operations of the Partnership.

Results of Operations
---------------------

         The Partnership's net income was $2,224,000 for the three months ended June 30, 2002 (the "2002 Quarter") and $2,780,000 for the six months ended June 30, 2002 (the "2002 Period"), respectively, as compared to net income of $5,344,000 and $5,477,000 for the three months and six months ended June 30, 2001 (the "2001 Quarter" and the "2001 Period"), respectively. This increase was principally due to the reversal of accrued management fees for the years 2000, 2001, and the first quarter of 2002, a decrease in write downs in the 2002 Period and Quarter and an overall decrease of the operating expenses, partially offset by a decrease in rental income in the 2002 Period and Quarter and a higher gain on sale of aircraft in the 2001 Period and Quarter.

         Rental income decreased by 27%, or $420,000, from $1,538,000 for the 2001 Quarter to $1,118,000 for the 2002 Quarter, and by 46%, or $1,954,000, from
$4,257,000 for the 2001 Period to $2,303,000 for the 2002 Period. This decrease is principally due to the sale of the Boeing 727, formerly leased to Falcon, the

Boeing 727, formerly leased to Capital Cargo, and the McDonnell Douglas MD-82, formerly leased to TWA, no rent payments from the DC-9, formerly leased to Aeromexico, and the decrease in rent payments from Kitty Hawk

         The Partnership recognized revenue of $2,330,000 for the 2002 Period and $2,502,000 for the 2002 Quarter, respectively, which are the reversal of accrued management fees for the years ending December 31, 2000 and 2001, and the first quarter of 2002.

         Gain on the sale of aircraft was zero and $328,000 for the 2002 Quarter and the 2002 Period, respectively, as compared to $6,156,000 for both the 2001 Quarter and 2001 Period. This decrease was attributable to the gain recognized from the sale of the Boeing 727, formerly leased to Capital Cargo, and the sale of the A-300 airframe and engines in the 2002 Quarter and 2002 Period, as compared to the sale of the McDonnell Douglas MD-82 to American Airlines in the 2001 Quarter.

         Equity in earnings of the MD-81 trust decreased by 105%, or $231,000, from earnings of $220,000 for the 2001 Quarter to a deficit of $11,000 for the 2002 Quarter, and by 107%, or $353,000, from earnings of $331,000 for the 2001 Period to a deficit of $22,000 for the 2002 Period, due to no receipts of rent from Vanguard in the 2002 Quarter and the 2002 Period.

         Other Income decreased by 100%, from $360,000 for the 2001 Quarter to zero for the 2002 Quarter, and from $1,160,000 for the 2001 Period to zero in the 2002 Period. This decrease was due to the maintenance reserves collected from Falcon and taken to income in the 2001 Quarter and the receipt of payments from VASP to settle claims and legal fees of the Partnership for the engine that was damaged while leased to VASP in the 2001 Period and 2001 Quarter.

         Interest expense decreased by 27%, or $87,000, from $322,000 for the 2001 Quarter to $235,000 for the 2002 Quarter, and by 57%, or $517,000, from $910,000 for the 2001 Period to $393,000 for the 2002 Period, respectively, due to the lower balance of the Partnership's debt in 2002 Quarter, and the payoff of the loan in April 2002.

         General and administrative expenses increased by 104%, or $72,000, from $69,000 for the 2001 Quarter to $141,000 for the 2002 Quarter, and by 66%, or $110,000, from $167,000 for the 2001 Period to $277,000 for the 2002 Period.
This increase is due primarily to an increase in legal fees related to the Capital Cargo litigation.

         Direct lease expenses decreased by 26%, or $20,000, from $77,000 for the 2001 Quarter to $57,000 for the 2002 Quarter, and by 54%, or $128,000, from $238,000 for the 2001 Period to $110,000 for the 2002 Period. This decrease is due primarily to costs associated with assessing the damage to the engine, which had been leased to VASP in the 2001 Quarter and Period. There were no such costs in the 2002 Quarter and Period.

         Depreciation and amortization expense decreased by 51%, or $475,000, from $936,000 for the 2001 Quarter to $461,000 for the 2002 Quarter, and by 64%, or $1,625,000, from $2,548,000 for the 2001 Period to $923,000 for the 2002
Period. This decrease is due primarily to the sale of the Boeing 727, formerly leased to Falcon, the Boeing 727, formerly leased to Capital Cargo, and the McDonnell Douglas MD-82 formerly leased to TWA, the off-lease status of the DC-9, formerly leased to Aeromexico.

         Write downs decreased by 50%, or $491,000, from $991,000 for the 2001 Quarter to $500,000 for the 2002 Quarter, and by 72%, or $1,291,000, from $1,791,000 for the 2001 Period to $500,000 for the 2002 Period. This decrease was due to write downs for the A-300, formerly leased to VASP, and the Boeing 727, formerly leased to Falcon in the 2001 Quarter and the 2001 Period, as compared to less of a write down for the Boeing 727, formerly leased to TNT in the 2002 Period and Quarter.

         Management and re-lease fees payable to the General Partners decreased by 100%, from $584,000 for the 2001 Quarter to zero for the 2002 Quarter, and from $854,000 for the 2001 Period to zero for the 2002 Period. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002.

         Other:

         Timothy F. Kelly, age 29, was appointed as Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, Air Transport Leasing, Inc. Mr. Kelly has also served as a Divisional Vice President within the Private Investments Department of UBS PaineWebber Inc. since June 2002. Mr. Kelly previously served in the UBS PaineWebber Retirement Consulting Services Department where he was employed since December 1997 as a Product Specialist. He was previously employed as an Analyst for the WTR Consulting Group, from December 1994 to December 1997. He received his Bachelor of Arts degree in Spanish in May 1994 from Hamilton College and is a candidate for a Master of Business Administration in Finance and Accounting from New York University in December 2002.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              99.1 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              99.2 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Partnership filed a report on Form 8-K during the second quarter of the fiscal year ending December 31, 2002.

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

                                       Pegasus Aircraft Partners II, L.P.
                                       (Registrant)

                                       By: Air Transport Leasing, Inc.
                                           Administrative General Partner

Date:  August 14, 2002                 By: /s/ TIMOTHY F. KELLY
                                           -------------------------------------
                                           Timothy F. Kelly
                                           Vice President, Secretary, Treasurer,
                                           and Chief Financial and Accounting
                                           Officer