Form 10-Q
period 2002-09-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2002-11-14
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2002
                              --------------------------------------------------

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

                       This document consists of 36 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Balance Sheets - September 30, 2002 and
                 December 31, 2001                                            3

                 Statements of Loss for the three months
                 ended September 30, 2002 and 2001                            4

                 Statements of Income for the nine months                     5
                 ended September 30, 2002 and 2001

                 Statements of Partners' Capital for the nine
                 months ended September 30, 2002 and 2001                     6

                 Statements of Cash Flows for the nine months
                 ended September 30, 2002 and 2001                            7

                 Notes to Financial Statements                                9

         Item 2. Management's Discussion and Analysis of                     16
                 Financial Condition and Results of Operations

         Item 4. Controls and Procedures                                     21

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.                           22

         Signature                                                           23

         Certifications                                                      24

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

     BALANCE SHEETS -- SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
     ----------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                       2002         2001
                                                       ----         -----
                                                (in thousands, except unit data)

Cash and cash equivalents                             $ 3,294      $ 8,444
Rent and other receivables                              1,165          240
Aircraft, net                                          16,129       23,964
Other assets                                                6          246
                                                      -------      -------
   Total Assets                                       $20,594      $32,894
                                                      =======      =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                 $   126      $   225
Payable to affiliates                                     974        3,276
Maintenance reserves payable                              221        2,315
Notes payable                                            --          9,483
Accrued interest payable                                 --             28
Deferred rental income and deposits                       436          811
                                                      -------      -------
   Total Liabilities                                    1,757       16,138
                                                      -------      -------

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
General Partners                                      $   190      $   169
Limited Partners (7,255,000 units issued and
  outstanding in 2002 and 2001)                        18,647       16,587
                                                      -------      -------
   Total Partners' Capital                             18,837       16,756
                                                      -------      -------
     Total Liabilities and Partners' Capital          $20,594      $32,894
                                                      =======      =======






                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                               STATEMENTS OF LOSS
                               ------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (unaudited)


                                                        2002            2001
                                                        ----            ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                     $       849    $     1,735
   Interest                                                   11             32
   Interest on VASP judgment                                --              555
   VASP judgment                                            --            2,991
   Return condition settlement                              --              688
   Equity in (deficit)/earnings of MD-81 Trust              (526)           148
   Other                                                   1,865            141
                                                     -----------    -----------
                                                           2,199          6,290
                                                     -----------    -----------

EXPENSES:
   Depreciation and amortization                             344            462
   Write-downs                                             2,250          5,803
   Management and re-lease fees                             --              151
   Interest                                                 --              258
   General and administrative                                152             57
   Direct lease                                              152            566
                                                     -----------    -----------
                                                           2,898          7,297
                                                     -----------    -----------
NET LOSS                                             $      (699)   $    (1,007)
                                                     ===========    ===========

NET LOSS ALLOCATED:
   To the General Partners                           $        (7)   $       (11)
   To the Limited Partners                                  (692)          (996)
                                                     -----------    -----------
                                                     $      (699)   $    (1,007)
                                                     ===========    ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                $     (0.10)   $     (0.14)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               7,255,000      7,255,000
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              -----------------------------------------------------
                                   (unaudited)


                                                          2002           2001
                                                          ----           ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                      $     3,152    $     5,992
   Gain on sale of aircraft                                   328          6,156
   Interest                                                    55            101
   Interest on VASP judgment                                 --              567
   VASP judgment and settlement                              --            3,791
   Return condition settlements                              --              688
   Management and re-lease fees reversal                    2,330           --
   Equity in (deficit)/earnings of MD-81 Trust               (548)           479
   Other                                                    1,865            501
                                                      -----------    -----------
                                                            7,182         18,275
                                                      -----------    -----------

EXPENSES:
   Depreciation and amortization                            1,267          3,010
   Write-downs                                              2,750          7,594
   Management and re-lease fees                              --            1,005
   Interest                                                   393          1,168
   General and administrative                                 429            224
   Direct lease                                               262            804
                                                      -----------    -----------
                                                            5,101         13,805
                                                      -----------    -----------
NET INCOME                                            $     2,081    $     4,470
                                                      ===========    ===========

NET INCOME ALLOCATED:
   To the General Partners                            $        21    $        44
   To the Limited Partners                                  2,060          4,426
                                                      -----------    -----------
                                                      $     2,081    $     4,470
                                                      ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $      0.29    $      0.61
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                7,255,000      7,255,000
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              -----------------------------------------------------
                                   (unaudited)



                                                General     Limited
                                               Partners    Partners     Total
                                               --------    --------     -----
                                                 (dollar amounts in thousands)

Balance, January 1, 2002                       $    169    $ 16,587    $ 16,756

   Net income                                        21       2,060       2,081
                                               --------    --------    --------


Balance, September 30, 2002                    $    190    $ 18,647    $ 18,837
                                               ========    ========    ========


Balance, January 1, 2001                       $    218    $ 21,358    $ 21,576

   Net income                                        44       4,426       4,470

   Distributions to partners declared               (15)     (1,451)     (1,466)
                                               --------    --------    --------

Balance, September 30, 2001                    $    247    $ 24,333    $ 24,580
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              -----------------------------------------------------
                                   (unaudited)
                                                         2002         2001
                                                         ----         ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  2,081    $  4,470
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Gain on sale of aircraft                            (328)     (6,156)
       Depreciation and amortization                      1,267       3,010
       Equity in deficits/(earnings) of
         MD-81 Trust                                        548        (479)
       Write-downs                                        2,750       7,594
   Change in assets and liabilities:
       Rent and other receivables                           100         244
       VASP Receivable                                     --        (3,434)
       Other assets                                         240          65
       Accounts payable and accrued expenses                (99)       (305)
       Accrued interest payable                             (28)        (91)
       Payable to affiliates                             (2,302)        982
       Deferred rental income and deposits                 (375)       (533)
       Maintenance reserves payable                        (817)        146
                                                       --------    --------
         Net cash provided by operating
           activities                                     3,037       5,513
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash distribution from investment in
     MD-81 Trust                                           --           755
   Proceeds from sale of aircraft                         1,296       9,500
   Capitalized aircraft improvements                       --          (829)
                                                       --------    --------
         Net cash provided by investing
           activities                                     1,296       9,426
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distribution to partners                           --        (1,466)
   Repayment of note payable                             (9,483)    (10,513)
                                                       --------    --------
         Net cash used in financing activities           (9,483)    (11,979)
                                                       --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              (5,150)      2,960

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          8,444       2,297
                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  3,294    $  5,257
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              -----------------------------------------------------
                                   (unaudited)

                                                         2002         2001
                                                         ----         ----
                                                   (dollar amounts in thousands)



SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid during the period for:
     Interest                                          $    199    $  1,220

NONCASH TRANSACTIONS:

     Maintenance reserves recognized upon sale
       of aircraft                                        1,277        --
     Receivable arising from sale of Boeing 727-200       1,165        --





                   The accompanying notes are an integral part
                         of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 2002
                               ------------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was implemented by Pegasus Aircraft Partners II, L.P. beginning January 1, 2002. The implementation of this Statement is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

         The McDonnell Douglas MD-81 aircraft is owned by a trust ("MD-81 Trust") in which the Partnership has a 50% interest. The Partnership adopted the guidance in EITF Issue No. 00-1 Investor Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Ventures (EITF 00-1) in its Annual Report on Form 10-K starting with the fiscal year ended December 31, 2000 and accounts for its investment in the Trust which owns the MD-81 aircraft under the equity method. In periods prior to December 31, 2000, the Partnership reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000. The Partnership's interest in the MD-81 Trust was sold on October 25, 2002 (see Note 5. "Subsequent Events").

2.       Aircraft

         The Partnership's net investment in aircraft as of September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                        2002            2001
                                                        ----            ----

Aircraft on operating leases, at cost                 $  41,494       $  49,941
Less:    Accumulated depreciation                       (21,449)        (22,556)
         Write-downs                                     (4,952)         (8,567)
                                                      ----------      ----------
                                                      $  15,093       $  18,818
                                                      ---------       ---------

Net Investment in MD-81 Trust                         $     471       $   1,296
                                                      ---------       ---------

Aircraft held for lease or sale, at cost              $  36,001       $  73,616
Less:    Accumulated depreciation                       (16,636)        (36,474)
         Write-downs                                    (18,800)        (33,292)
                                                      ----------      ----------
                                                            565           3,850
                                                      ---------       ---------
Aircraft, net                                         $  16,129       $  23,964
                                                      =========       =========

         Vanguard Airlines Lease ("Vanguard"). US Airways returned the MD-81 in July 2001, and in August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities.

         Vanguard, as many other airlines, has been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flight operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002 and it is being marketed for sale in an "as is" condition. While the Partnership will file a claim in the bankruptcy, any recovery is unlikely.

         The lease agreement had been on a "power by the hour" basis for 36 months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard was also responsible for funding maintenance reserves. From the beginning of the lease in August 2001 through September 30, 2002, Vanguard has paid a total of $442,000 of which the Trust has paid 50% to the Partnership and 50% to an affiliated Partnership. Vanguard is in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. Payments made have been applied towards maintenance reserves.

         The Partnership wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) and wrote down the value of the investment in the MD-81 Trust to $471,000 in the third quarter of 2002 which represents the sale value of the aircraft of $250,000 plus the $221,000 maintenance reserves collected from Vanguard. As of October 25, 2002, the aircraft was sold (see Note 5. "Subsequent Events")

         TNT Transport International B.V. ("TNT") Lease. In June 1998 the Partnership delivered a Boeing 727-200 advanced aircraft, converted to a freighter and formerly leased to Continental (one of two Boeing 727s which were received as part of the early termination of the Airbus A-300 lease by Continental) to a European freight carrier, TNT, for a lease term of four years. The lease provided for monthly rentals of $123,500 and airframe and landing gear reserves aggregating $85 per flight hour. TNT contracted with a third party service provider for maintenance of the engines and provided a $150,000 security deposit. At December 31, 2001, the Partnership wrote down the TNT aircraft to a value of $2,241,000, based on sale discussions plus six months rent at $123,500 per month.

         While, pursuant to the lease, TNT had renewal options, it returned the aircraft in June 2002 and paid a net payment of $507,000 in lieu of the aircraft meeting return conditions, and rent through July 10, 2002. Due to the large number of Boeing 727 freighters available for lease or sale, the Partnership wrote down the aircraft by $500,000 in the second quarter of 2002.

         In the third quarter of 2002, the Partnership took the $150,000 security deposit from TNT, the $391,000 maintenance reserves collected from TNT, and the $507,000 payment in lieu of the aircraft meeting return conditions into income. The Partnership also wrote down the aircraft's value by an additional $1,315,000. The aircraft and engines are being offered for sale on an "as-is, where-is" basis.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). One of the Boeing 727-200s, received from Continental as partial satisfaction of the Airbus A-300 return conditions was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The Kitty Hawk lease was for 84 months, the lease rate was $112,700 per month and maintenance reserves were to be paid at the rate of $375 per flight hour. Kitty Hawk provided a security deposit of $225,400.

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but stayed current with regard to its lease payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half the amount due. The Partnership agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership also agreed to a payment of 71% of the rents for December 2001, and January and February 2002 and no maintenance reserves payments for these months. However, Kitty Hawk could not make any payment in March and April 2002.

         The Partnership agreed in May 2002 to a sale of the aircraft to Kitty Hawk for a $750,000 note, subject to documentation and approval of the bankruptcy court. The lease was reinstated with a per month lease rate of $65,000, beginning in May 2002. The sale of the aircraft to Kitty Hawk was completed in October 2002 with lease payments made from May 2002 through September 2002 being applied to the note. The remainder of the note is scheduled to be paid with payments of $65,000 per month through April 2003 (see Note 5. "Subsequent Events").

         In 2001, the Partnership wrote down the value of the aircraft by $4.3 million to a value of $1.1 million, based on collected reserves and the estimated value of the lease unencumbered aircraft.

         The partnership wrote down in the third quarter of 2002 the value of the aircraft by $453,000 to a value of $425,000, based on the remaining balance of the note at the end of September 2002.

         Emery Worldwide Airlines, Inc. ("Emery") Lease. The lease on the McDonnell Douglas DC10-10 with Continental Airlines expired on September 15, 1999. Continental continued to pay rent until the aircraft achieved the return conditions, which was accomplished on December 16, 1999. The aircraft was stored at a modification facility until June 2000 at which time work commenced to convert it to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The Emery lease is for 84 months with rent of $218,000 per month. The lease also provides for a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $436,000. The aircraft was delivered to Emery in December 2000. At December 31, 2001, the conversion work totaled approximately $13.6 million. Emery has grounded the DC-10 and has agreed to relinquish its flight certification to the FAA in December 2002, but has continued to pay rent.

         The Partnership and Emery reached a Return and Early Termination Agreement on October 24, 2002 (see Note 5. "Subsequent Event").

         Capital Cargo International Airlines, Inc.("Capital Cargo"). Capital Cargo failed to make its lease and reserve payments relating to a Boeing 727-200 freighter starting on January 25, 2001. A notice of default was sent on February 8, 2001 and Capital Cargo returned the Boeing 727-200 on May 23, 2001. On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. On March 15, 2002, the Partnership and Capital Cargo reached a court mediated settlement. According to the settlement, the Partnership agreed to sell the aircraft leased to Capital Cargo for $2,000,000 and the Partnership retained maintenance reserves of $1,277,000 and a $220,000 security deposit. The $2.0 million purchase price for the aircraft will be paid through an initial payment of $625,000, which was received in April 2002, and a twelve-month, interest-bearing note with 11 payments of $35,000 and a balloon payment of $1,050,000 at the end.

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

         DC-9 Aircraft. One of the Partnership's McDonnell Douglas DC-9's was formerly leased to Aeromexico. The lease expired in February 2000, but Aeromexico continued to pay rent for the aircraft on a month-to-month basis and returned the aircraft in July 2001. In August 2001, Aeromexico paid $688,000 in return condition settlements and $56,500 of rent. The aircraft, while parked in Texas, was damaged during a hailstorm earlier in the year 2002. The Partnership has filed an insurance claim and the General Partners believe there is adequate insurance in place to compensate for the damage. The aircraft and engines are being offered for sale on an "as is, where-is" basis.

         Lockheed L-1011 Aircraft. Based on the amount of time the L-1011 has been unsuccessfully offered for lease or sale and the large number of similar aircraft available for lease or sale, the aircraft was written down from $1.7 million to a zero value in 2001. The aircraft is being offered for sale on an "as-is, where-is" basis.

         Engines: The Partnership still has in its possession three Pratt & Whitney JT8D-9A from the Boeing 727 airframe that was sold to Falcon Express in December 2001. The engines are being offered for sale on an "as-is, where-is" basis. Based on a sale offer in October 2002 (see Note 5. "Subsequent Events"), the Partnership wrote down their value to $75,000 in the third quarter of 2002. The engines were sold on October 28, 2002 (see Note 5."Subsequent Events").

         General. The Partnership will seek to dispose of the remaining aircraft and engines as soon as possible, although there can be no assurance as to when the sales will be completed.

3.       Transactions With Affiliates

         The Management Fee, Incentive Management Fee and Re-Lease Fee payable to the General Partners are subordinated to the limited partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $2,330,000 were taken into revenue with a corresponding reduction in Payable to Affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and Re-Lease Fees in future quarters.

         Management Fees: The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to the Managing
General Partner and 0.5% is payable to the Administrative General Partner. Management Fees of $17,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

         Incentive Management Fees: The General Partners also are entitled to receive a quarterly subordinated incentive management fee in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. Incentive Management Fees of $113,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

         Re-lease Fees: The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to the Managing
General Partner and 1.0% is payable to the Administrative General Partner. Re-lease Fees of $42,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

         As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class, fees and distributions remitted to it by the Administrative General Partner.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the nine months ended September 30, 2002 payable to the Administrative General Partner.

         Other: During the nine months ended September 30, 2002, the Partnership paid $40,000 to a maintenance facility which, until March 2002, was affiliated with the Managing General Partner for the storage of the off-lease aircraft and $49,000 for aircraft parts and services to a company owned by the President and Director of the Managing General Partner.

4.       Notes Payable

         The Partnership obtained a $30 million lending facility on April 14, 2000, and an initial draw down was made of $19.5 million. The facility was later limited to $25 million because the Aeromexico leases were not extended for two years. Additional funds were borrowed primarily for the DC 10-10 freighter conversion. Partial payments on the note were made through proceeds of asset sales, insurance from the DC-9 incident and other sources. On March 31, 2002, the Partnership paid down the note payable by $5 million resulting in a balance of $3,695,000. On May 1, 2002, the remaining debt was retired.

5.       Subsequent Events:

         Kitty Hawk's reorganization plan was approved by the bankruptcy court in late July 2002 and the Partnership signed the Purchase Agreement with Kitty Hawk on October 1, 2002. According to the terms of the Purchase Agreement, Kitty Hawk agreed to buy the aircraft for a note of $750,000, against which Kitty Hawk has already paid $65,000 a month since May 2002. Kitty Hawk's note payments of $65,000 per month are scheduled through April 2003.

         On October 25, 2002, the Partnership and its affiliated Partnership, Pegasus Aircraft Partners, L.P., sold the MD-81 for $500,000 ($250,000 for the Partnership for its 50% interest).

         On October 24, 2002, the Partnership agreed with Emery to terminate the lease and accept the return of the DC 10-10F for a termination fee of $11,925,000, which included $436,000 security deposit previously collected from Emery.

         The Partnership distributed $1.50 per Unit on October 31, 2002 to Unit holders of record as of September 30, 2002. Funds for the distribution were from working capital as well as the Emery termination payment. An 8K report was filed on October 31, 2002 to disclose this distribution. With this distribution, based on an estimate of value for the remaining aircraft, the per Unit estimated value as reported in the December 31, 2001 10-K has been revised to $1.06 per original $20 Unit after the October 31, 2002 distributions. There can be no assurance that the Partnership would receive the values for the aircraft used in this estimated valuation if sold today or in the future. Also, the estimated valuation does not necessarily represent the benefit an investor will realize if an investor continues to hold Units through the life of the program.

         In October 2002, the Partnership offered to sell the three Pratt & Whitney JT8D engines for $75,000 from the aircraft frame that was sold to Falcon Express in 2001. The sale was completed on November 6, 2002.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
--------------

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

         The Partnership invests working capital and cash flow from operations prior to distributions to the partners in a fund that invests in short-term, highly liquid investments. At September 30, 2002, the Partnership's unrestricted cash and cash equivalents of $3,294,000 was primarily invested in such a fund. This amount was $5,150,000 less than the Partnership's unrestricted cash and equivalents at December 31, 2001 of $8,444,000. This decrease in unrestricted cash was primarily due to payment on the principal of the note payable, partially offset by cash proceeds from the sale of aircraft and cash provided by operating activities.

         For the nine months ended September 30, 2002 ("2002 Period"), net cash provided by operating activities was $3,037,000, comprised of net income of $2,081,000 for the 2002 Period adjusted by $1,267,000 of non-cash depreciation, $328,000 gain on sale of aircraft, a write down of $2,750,000 and changes in assets and liabilities, as discussed below.

         Payable to affiliates decreased by 70%, or $2,302,000, from $3,276,000 at December 31, 2001 to $974,000 at September 30, 2002, principally due to the reversal of accrued management fees for the fiscal years ending December 31, 2000, December 31, 2001 and for the quarter ending March 31, 2002. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002.

         Accounts payable and accrued expenses decreased by 44%, or $99,000, from $225,000 at December 31, 2001 to $126,000 at September 30, 2002, due to payments of obligations accrued at December 31, 2001.

         Rent and other receivables increased by 385%, or $925,000, from $240,000 at December 31, 2001 to $1,165,000 at September 30, 2002. This increase results from the note receivable from the Capital Cargo sale in March 2002, partially offset by the payment of December 31, 2001 receivables from Falcon in 2002.

         Other Assets decreased by 98%, or $240,000, from $246,000 at December 31, 2001 to $6,000 at September 30, 2002. This decrease is principally due to the $220,000 prepaid debt placement fees on the note payable being expensed in the 2002 Period when the note was paid off.

         Accrued interest payable decreased by 100%, from $28,000 at December 31, 2001 to zero at September 30, 2002. This decrease is due to the payoff of the Partnership's note in May 2002.

         Notes Payable decreased by 100%, from $9,483,000 at December 31, 2001 to zero at September 30, 2002, due to the payoff of the loan in May 2002.

         Maintenance reserves payable decreased by 90%, or $2,094,000, from $2,315,000 at December 31, 2001 to $221,000 at September 30, 2002. This decrease is comprised of $1,277,000 of Capital Cargo's reserves that were applied towards the sale price, the $567,000 of Kitty Hawk's reserves, and $898,000 of TNT's reserves that were taken into income, offset by $648,000 of cash collections from TNT and Vanguard.

         Deferred rental income and deposits decreased by 46%, or $375,000, from $811,000 at December 31, 2001 to $436,000 at September 30, 2002. This decrease comprised of $225,000 of Kitty Hawk's deposit and $150,000 of TNT's deposit that were taken into income in the third quarter 2002.

         Net cash provided by investing activities for the 2002 Period was $1,296,000, as a result of the cash proceeds from the sale of the A-300, the Boeing 727 formerly leased to Capital Cargo, and the Boeing 727 formerly leased to Falcon.

         Net investment in the MD-81 Trust decreased by 64%, or $825,000, from $1,296,000 at December 31, 2001 to $471,000 at September 30, 2002, as a result of no cash distributions, depreciation expense of $33,000, a write down of $515,000 to the value of the aircraft in the third quarter 2002, and an adjustment of $277,000 to the net value of the investment.

         Cash used for financing activities was $9,483,000 for the 2002 Period, which represents repayments of the note payable.

         Partnership's capital was $18,837,000, an increase of approximately $2,081,000 or 12% from $16,756,000 at December 31, 2001, as a result of net income of $2,081,000.


Results of Operations
---------------------

         The Partnership's net loss was $699,000 for the three months ended September 30, 2002 (the "2002 Quarter") as compared to net loss of $1,007,000 for the three months ended September 30, 2001 (the "2001 Quarter"). This decrease in net loss was due to the recognition of income from the maintenance reserves and security deposits collected from TNT and Kitty Hawk and lesser write down expense in the 2002 Quarter, partially offset by a decrease in rental income and a deficit in earnings of the MD-81 Trust.

         The Partnership's net income was $2,081,000 for the nine months ended September 30, 2002 (the "2002 Period"), as compared to net income of $4,470,000 for the nine months ended September 30, 2001 (the "2001 Period"). This decrease was principally due to the receipts of the VASP judgment and interest and a payment from Aeromexico in lieu of the aircraft meeting return conditions in the 2001 Quarter, a higher gain on sale of aircraft in the 2001 Period and Quarter, a decrease in rental income in the 2002 Period and Quarter, and a deficit in earnings of the MD-81 Trust, partially offset by the reversal of accrued management fees for the years 2000, 2001, and the first quarter of 2002, a decrease in write downs in the 2002 Period and Quarter and an overall decrease of the operating expenses.

         Rental income decreased by 51%, or $886,000, from $1,735,000 for the 2001 Quarter to $849,000 for the 2002 Quarter, and by 47%, or $2,840,000, from $5,992,000 for the 2001 Period to $3,152,000 for the 2002 Period. This decrease is principally due to the sale of the Boeing 727, formerly leased to Falcon, the Boeing 727, formerly leased to Capital Cargo, and the McDonnell Douglas MD-82, formerly leased to TWA in the 2001 Period, no rent payments from the DC-9, formerly leased to Aeromexico, the end of the lease of the Boeing 727 to TNT in June 2002, and the decrease in rent payments from Kitty Hawk in the 2002 Period
..

         Income from reversal of accrued management fees for the years ending December 31, 2000 and 2001, and the first quarter of 2002 were $2,330,000 for the 2002 Period. There was no such income in the 2002 Quarter and in the 2001 Period and 2001 Quarter.

         Gain on the sale of aircraft decreased by 95%, or $5,828,000, from $6,156,000 from the 2001 Period to $328,000 for the 2002 Period. This decrease was attributable to the gain recognized from the sale of the Boeing 727, formerly leased to Capital Cargo, and the sale of the A-300 airframe and engines in the 2002 Period, as compared to the sale of the McDonnell Douglas MD-82 to American Airlines in the 2001 Period. There was no gain on sale of aircraft in either the 2001 Quarter or the 2002 Quarter.

         Equity in earnings of the MD-81 trust decreased by 455%, or $674,000, from earnings of $148,000 for the 2001 Quarter to a deficit of $526,000 for the 2002 Quarter, and by 214%, or $1,027,000, from earnings of $479,000 for the 2001 Period to a deficit of $548,000 for the 2002 Period, due to no receipts of rent from Vanguard in the 2002 Quarter and the 2002 Period, and a write down of the value of the aircraft in the 2002 Quarter.

         Interest income on VASP Judgment was $555,000 in the 2001 Quarter and $567,000 in the 2001 Period due to the interest earned on the VASP Judgment and settlement in 2001. There was no such income in the 2002 Quarter and Period.

         VASP Judgment awarded to the Partnership was $2,991,000 in the 2001 Quarter and $3,791,000 in the 2001 Period, which included the $800,000 settlement for the damaged engine. There was no such income in the 2002 Quarter and 2002 Period.

         Return Condition Settlement was $688,000 in both the 2001 Quarter and the 2001 Period, which was the payment received from Aeromexico in lieu of meeting return conditions of the DC-9 in July 2001. There was no such income in the 2002 Quarter and the 2002 Period.

         Other Income increased by 1,223%, from $141,000 for the 2001 Quarter to $1,865,000 for the 2002 Quarter, and by 272%, or $1,364,000, from $501,000 for the 2001 Period to $1,865,000 for the 2002 Period. This increase was due to the maintenance reserves and security deposits collected from TNT and Kitty Hawk taken into income in the 2002 Quarter and 2002 Period, as compared to less maintenance reserves collected from Falcon and taken to income in the 2001 Quarter.

         Interest expense decreased by 100%, from $258,000 for the 2001 Quarter to zero for the 2002 Quarter, and by 66%, or $775,000, from $1,168,000 for the 2001 Period to $393,000 for the 2002 Period, respectively, due to the payoff of the loan in May 2002.

         General and administrative expenses increased by 167%, or $95,000, from $57,000 for the 2001 Quarter to $152,000 for the 2002 Quarter, and by 92%, or $205,000, from $224,000 for the 2001 Period to $429,000 for the 2002 Period.
This increase is due primarily to an increase in legal fees related to the Capital Cargo litigation and the Kitty Hawk bankruptcy plan.

         Direct lease expenses decreased by 73%, or $414,000, from $566,000 for the 2001 Quarter to $152,000 for the 2002 Quarter, and by 67%, or $542,000, from $804,000 for the 2001 Period to $262,000 for the 2002 Period. This decrease is due primarily to costs incurred in the 2001 Quarter and Period, relating to the MD-81 aircraft for work relating to transitioning it to its lease with Vanguard Airlines. There were no such costs in the 2002 Quarter and Period.

         Depreciation and amortization expense decreased by 26%, or $118,000, from $462,000 for the 2001 Quarter to $344,000 for the 2002 Quarter, and by 58%, or $1,743,000, from $3,010,000 for the 2001 Period to $1,267,000 for the 2002
Period. This decrease is due primarily to the sale of the Boeing 727, formerly leased to Falcon, the Boeing 727, formerly leased to Capital Cargo, and the McDonnell Douglas MD-82 formerly leased to TWA, the off-lease status of the DC-9, formerly leased to Aeromexico and the Boeing 727, formerly leased to TNT until June 2002.

         Write downs decreased by 61%, or $3,553,000, from $5,803,000 for the 2001 Quarter to $2,250,000 for the 2002 Quarter, and by 64%, or $4,844,000, from
$7,594,000 for the 2001 Period to $2,750,000 for the 2002 Period. This decrease was due to write downs for the A-300, formerly leased to VASP, and the Boeing 727, formerly leased to Falcon in the 2001 Quarter and the 2001 Period, as compared to less of a write down in the 2002 Quarter and Period. In the 2002 Quarter, there were write downs of $1,316,000 for the Boeing 727, formerly leased to TNT, a write down of $277,000 of the investment in the MD-81 Trust, a write down of $453,000 for the Boeing 727 leased to Kitty Hawk, and a write down of $204,000 for the three Pratt & Whitney JT8D engines from the Boeing airframe that was sold to Falcon Express in 2001. In addition, for the 2002 Period, there was a write down of $500,000 for the Boeing 727, formerly leased to TNT.

         Management and re-lease fees expense payable to the General Partners decreased by 100%, from $151,000 for the 2001 Quarter to zero for the 2002 Quarter, and from $1,005,000 for the 2001 Period to zero for the 2002 Period.

Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002.

ITEM 4.  Controls and Procedures
         -----------------------

         In the 90-day period before filing of this report, the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. (collectively, the "Certifying Officers") have evaluated the effectiveness of the Partnership's disclosure controls and procedures. These disclosure controls and procedures are those controls and procedures which are designed to insure that all the information required to be disclosed by the Partnership in all its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Commission and that the information is communicated to the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. on a timely basis.

         The Certifying Officers, concluded, based on the evaluation, that the Partnership's disclosure controls and procedures are suitable and effective for the Partnership, taking into consideration the size and nature of the Partnership's business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken. Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Partnership's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures.

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


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Partnership filed a report on Form 8-K on October 31, 2002 reporting under Item 5 "Other Events".

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

                                            Pegasus Aircraft Partners II, L.P.
                                            (Registrant)

                                            By:  Air Transport Leasing, Inc.
                                                 Administrative General Partner

Date:  November 14, 2002                    By:  /s/ CLIFFORD B. WATTLEY
                                                 -----------------------
                                                 Clifford B. Wattley
                                                 President and Director

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION
-------------

I, Richard S. Wiley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Aircraft Partners II, L.P.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:    /s/ RICHARD S. WILEY
       --------------------
       Richard S. Wiley
       President and Chairman of the Board of Pegasus Aircraft Management Corporation, General Partner of Pegasus Aircraft Partners II, L.P.

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATION
-------------

I, Clifford B. Wattley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Aircraft Partners II, L.P.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:    /s/ CLIFFORD B. WATTLEY
       -----------------------
       Clifford B. Wattley
       President and Director of Air Transport Leasing, Inc.
       Administrative General Partner of Pegasus Aircraft Partners II, L.P.