Form 10-K
period 2002-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2003-03-31
CIK 849870

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2002
                          ------------------------------------------------------

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

                       This document consists of 57 pages.

                       Pegasus Aircraft Partners II, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 2002

                                Table of Contents
                                                                            Page
                                                                            ----

Part I
------

Item 1   Business.............................................................3
Item 2   Properties...........................................................6
Item 3   Legal Proceedings....................................................7
Item 4   Submission of Matters to a Vote of Unit Holders......................7

Part II
-------

Item 5   Market for Registrant's Common Partnership Capital and Related
           Unitholder Matters.................................................8
Item 6   Selected Financial Data..............................................9
Item 7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................9
Item 8   Financial Statements and Supplementary Data.........................17
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................33

Part III
--------

Item 10  Directors and Executive Officers of the Registrant..................34
Item 11  Executive Compensation..............................................35
Item 12  Security Ownership of Certain Beneficial Owners and Management......36
Item 13  Certain Relationships and Related Transactions......................37
Item 14  Control and Procedures..............................................38

Part IV

Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....39

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

         Although the Partnership was organized on April 26, 1989, the Partnership conducted no activities and recognized no revenues, profits or losses prior to September 20, 1989 at which time the Partnership commenced operations. During the period between September 21, 1989 and August 22, 1990, the Partnership acquired its portfolio of used commercial aircraft which were principally subject to triple net operating leases with domestic and foreign commercial air carriers.

         Although it is likely to liquidate sooner, the Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership sold its MD-82 and one of its Boeing 727 airframes in 2001. In 2002, the Partnership sold two of its Boeing 727-200s, its Airbus A-300, its Lockheed L-1011, its engines from the Boeing 727 formerly leased to Falcon Express and its 50% ownership for the Partnership (McDonnell Douglas MD-81). These sales resulted in the Partnership owning three aircraft, a DC-9, a DC-10 freighter and a Boeing 727-200 freighter, all of which are parked and being offered for sale in an "as-is, where is" condition. The net proceeds of the aircraft sales were generally utilized to pay off the Partnership's debt.

Outlook for the Airline and Aircraft Leasing Industries

         The US airline industry had an unprofitable year in 2002. Results were adversely affected by continuing high fuel prices through most of 2002, higher labor costs and fewer passengers. The industry also accepted delivery of a record number of new aircraft, which also put pressure on profitability. Further, as discussed below, the events of September 11, 2001 have negatively impacted air travel and air freight.

         The airline industry's results historically have been highly correlated to general economic activity. Due to concern regarding an economic slowdown, the US Federal Reserve Board has reduced its key lending rate on a number of occasions in an attempt to stimulate economic activity. It is unclear as to the ultimate impact on the level of economic activity of these rate decreases, however, a significant economic slowdown has had an adverse affect on air travel and airline performance. A large number of carriers have filed for bankruptcy protection, including United Airlines and US Airways. Passenger and freighter aircraft leasing and equipment sales continue to be a highly competitive business.

Aircraft Portfolio

         The Partnership's net asset value at December 31, 2002 was estimated to be $0.76 per Unit. It should be noted that this is only an estimate of values as of that date, and is not necessarily representative of the values that will ultimately be realized when these aircraft are disposed of nor does this represent the values that may be realized upon the disposition of a Unit.

         The following table describes the Partnership's aircraft portfolio at December 31, 2002:

                                                       Dec.2002                                         Cumu-       Cumu-
                                   Owner-     Acqui-   Estimated              Original      Noise      lative      lative
   Current          Aircraft        ship      sition  Realizable              Delivery    Abatement    Flight      Flight
   Lessee             Type        Interest   Costs(1)  Value(1)                 Date     Compliance   Hours(2)    Cycles(2)
   ------             ----        --------   --------  --------                 ----     ----------   --------    ---------
                                             (dollar amounts in millions)

Off-Lease (3)    McDonnell
                 Douglas DC-9-31     100%       $ 8.9     $ 0.3                 1971    Stage  II      69,350      64,879


Off Lease (3)    Boeing 727-200
..                Freighter           100          8.4       0.2                 1973    Stage III (4)  75,396      54,033

                 McDonnell Douglas
Off Lease (3)    DC10-10 Freighter   100         31.9       0.4                 1973    Stage III      84,545      30,735
                                                -----     -----
                                                 49.2       0.9


    Notes:    (1)  Acquisition  costs do not include  related  acquisition  fees paid to the General Partners. The Partnership previously owned a McDonnell Douglas DC-9, which was a total loss in an accident in 2000, a McDonnell Douglas MD-82, which was sold in 2001, and a Boeing 727-200, of which the airframe was sold to the lessee in 2001 and the engines were sold in a separate transaction in 2002, two Boeing 727-200 (sold in 2002), one
                   Airbus  A-300 (sold in 2002),  one  Lockheed  L-1011(sold  in
                   2002), and 50% ownership in a McDonnell Douglas MD-81 (sold in 2002).

              (2) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 2002.

              (3) Aircraft off lease at December 31, 2002. The value shown represents the book value of the aircraft and engines, which represents estimated realizable values.

              (4)  Federal Express hushkit installed.

         A description of the principal financial terms of the leases is described in Item 8, which is incorporated herein by reference.

Significant Lessees

         The Partnership leased its aircraft to four different airlines during 2002. Revenue from each of the airlines which accounted for 10% or greater of the total rental revenue of the Partnership during 2002 are as follows:

                                                           Percentage of
                                                               Total
           Airline                                        Rental Revenue
           -------                                        --------------

TNT Transport International B.V.                                21%
Kitty Hawk Aircargo, Inc.                                       14%
Emery Worldwide Airlines, Inc.                                  65%

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

         Stage III hushkitting and re-engineering for the Boeing 727-200 and the McDonnell Douglas DC-9-30 aircraft have been approved by the FAA. The Partnership's Boeing 727-200 aircraft has had Federal Express hushkits installed.

         The European Commission has promulgated rules relating to aircraft noise that would ban aircraft that are modified ("hushkitted") to achieve Stage III noise compliance from European airspace after the year 2002. Such aircraft cannot be added to European fleets after April of 1999. It is unclear in what manner and if such rules will achieve full implementation.

Competition

         The aircraft leasing industry is highly competitive. The Partnership competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and greater experience than the Partnership. Many used aircraft of a type similar to the Partnership's aircraft are off-lease and are parked, available for sale, leases or part-out. Also, the number of carriers using this type of equipment have declined significantly. Many of the other aircraft are newer or in a better maintenance status than the Partnership's aircraft.

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

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON PARTNERSHIP CAPITAL AND RELATED UNIT HOLDER MATTERS

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

         As of March 1, 2003, the number of Limited Partners of record was approximately 7,057.

         The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 2002 and 2001:

                      Amount of
                    Distribution
         Period       Per Unit    Record Date                  Payment Date
         ------       --------    -----------                  ------------
1st Quarter 2002          .00                                  None Paid
2nd Quarter 2002          .00                                  None Paid
3rd Quarter 2002          .00                                  None Paid
4th Quarter 2002        $1.50     September 30, 2002 (1)       October 31, 2002
1st Quarter 2001          .00                                  None Paid
2nd Quarter 2001         $.20     June 30, 2001                July 10, 2001
3rd Quarter 2001          .00                                  None Paid
4th Quarter 2001          .00                                  None Paid

    (1) Distribution declared in fourth quarter for Unit holders as of September 30, 2002.

         Total distributions to all partners for 2002 and 2001 were declared as follows (in thousands):

                                                  2002            2001
                                                  ----            ----

         Limited Partners                        $10,882        $ 1,451
         General Partners                            110             15
                                                 -------        -------
                                                 $10,992        $ 1,466
                                                 -------        -------

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership, which exceeds its net income, may be deemed a return of capital. Based on the net loss reported by the Partnership for the years ended December 31, 2002 and December 31, 2001, all of the cash distributions paid to the partners for the years ended December 31, 2002 and 2001 constituted a return of capital. Based on the net income reported by the Partnership for the year ended December 31, 2000 for accounting purposes, approximately 73% of cash distributions paid to the partners for the year ended December 31, 2000, constituted a return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 87% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 2002 constituted a return of capital. However, the total actual return on capital over the Partnership's life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized. The Partnership declared and paid distributions to record holders of September 30, 2002 in the fourth quarter 2002.

         The Partnership's lending facility had been limited to $25 million instead of the $30 million originally negotiated. This limitation was a result of the fact that Aeromexico decided not to extend the leases on the Partnership's two DC-9's for two years. Due to this limitation, the Partnership suspended distributions in October 2000 in order to fully fund the DC10-10 conversion. As has historically been the case, the amount of future cash distributions, if any, will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position. However, the Partnership utilized proceeds from asset sales to retire debt. Such principal repayments further reduced cash available for distributions. Additionally, the Partnership sold 4.5 aircraft and the Falcon engines in 2002, resulting in having only three off lease aircraft left. Accordingly, the Partnership has no more indebtedness, but cash flow from operations has been substantially reduced.

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

                                               As of December 31,
                                            or Year Ended December 31,
                                            --------------------------
                                2002       2001       2000       1999      1998
                                     (in thousands, except per unit amounts)

Rental Revenue (2)            $  3,370   $  7,357   $  9,344  $ 10,603  $ 11,210
Net Income (Loss)                  (25)    (3,354)     1,788       978     1,855
Net Income  (Loss) per
  Limited Partnership Unit       (0.00)     (0.46)      0.10      0.11      0.22
Distributions per Limited
  Partnership Unit (1)            1.50       0.20       0.60      1.50      1.60
Total Assets                     6,853     32,894     48,870    48,163    51,423
Notes Payable                     --        9,483     21,210    16,530    10,000
Partners' Capital                5,739     16,756     21,576    24,185    34,200

    (1) The fourth quarter distribution for 1999 was paid in January of the subsequent year.

    (2) Prior years restated to include ownership in MD 81 Trust on the equity method, which results in a revenue reduction of $1,214 per year in years 1999 and 1998. There was no effect on Net Income.

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

Liquidity and Capital Resources

         The Partnership owns and manages one commercial aircraft and two freighter aircraft and makes distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures, for general working capital purposes or to reduce debt. As has historically been the case, the amount of future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in short-term, highly liquid investments or a fund that invests in such instruments. At December 31, 2002, the Partnership's unrestricted cash and cash equivalents of $4,569,000 were primarily invested in such a fund. This amount was $3,875,000 less than the

Partnership's unrestricted cash and cash equivalents at December 31, 2001 of $8,444,000. This decrease in unrestricted cash was primarily attributable to cash from operating activities of $14,652,000 and investing activities of $1,948,000, offset by cash used in financing activities of $20,475,000.

         Net cash provided by operating activities was $14.7 million in 2002, $10.5 million in 2001, and $5.9 million in 2000. In the aggregate, for this three-year period, net cash provided by operating activities totaled $31.1 million. The $14.7 million of cash provided by operating activities in 2002 is comprised of net income, adjusted for non cash items such as depreciation and changes in assets and liabilities discussed below.

         Rent and other receivables increased by $1,130,000, or 471%, from $240,000 at December 31, 2001 to $1,370,000 at December 31, 2002. This increase primarily resulted from the remaining $1,104,000 note receivable from the Capital Cargo sale in March 2002, the remaining $261,000 note receivable from the Kitty Hawk sale in October 2002, partially offset by the $240,000 payment of December 31, 2001 receivables from Falcon in 2002.

         Other assets decreased by $222,000, or 90%, from $246,000 as of December 31, 2001 to $24,000 as of December 31, 2002, primarily due to the $222,000 prepaid debt placement fees on the note payable being expensed in the 2002 Period when the note was paid off.

         Accounts payable and accrued expenses decreased by $85,000, or 38%, from $225,000 at December 31, 2001 to $140,000 at December 31, 2002, primarily due to payments of obligations accrued at December 31, 2001.

         Payables to affiliates decreased by $2,302,000, or 70%, from $3,276,000 at December 31, 2001 to $974,000 at December 31, 2002, principally due to the reversal of accrued management fees for the fiscal years ending December 31, 2000, December 31, 2001 and for the quarter ending March 31, 2002. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. Besides the reversal, no new management fees were accrued in 2002.

         Maintenance reserves payable decreased by $2,315,000, or 100%, from $2,315,000 at December 31, 2001 to zero at December 31, 2002. This decrease comprised of $1,277,000 of Capital Cargo's reserves and $130,000 of Vanguard's reserves that were applied towards the sale price, the $568,000 of Kitty Hawk's reserves, $340,000 of TNT's reserves that were taken into income, offset by $649,000 of cash collections from TNT and Vanguard. Cash receipts originally for maintenance of $558,000 for TNT was applied to income and $91,000 for Vanguard was applied to the sale of the MD-81.

         Note payable decreased by $9,483,000, or 100%, from $9,483,000 at December 31, 2001 to zero at December 31, 2002, due to the pay off of the loan in May 2002.

         Accrued interest payable decreased by $28,000, or 100%, from $28,000 at December 31, 2001 to zero at December 31, 2002, due to the pay off of the loan in May 2002.

         Deferred rental income and deposits decreased by $811,000, or 100%, from $811,000 at December 31, 2001 to zero at December 31, 2002. This decrease comprised of $225,000 of Kitty Hawk's deposit, $150,000 of TNT's deposit and $436,000 of Emery's deposit that were taken into income in 2002.

         Net cash provided by investing activities for 2002 was $1,948,000, due to the receipt of the proceeds from sale of the Falcon airframe ($140,000) in December 2001, the sale of the A-300 aircraft ($321,000), the sale of the Capital Cargo aircraft ($891,000), the sale of the Kitty Hawk aircraft ($196,000), the sale of the L-1011 aircraft ($75,000), the sale of the Falcon engines ($75,000), and cash distribution from the MD-81 Trust arising from the sale of the MD-81 aircraft ($250,000), all of which occurred in 2002.

         Net investment in the MD-81 Trust decreased by 100%, or $1,296,000, from $1,296,000 at December 31, 2001 to zero at December 31, 2002, due to the sale of the McDonnell Douglas MD-81 in October 2002.

         The McDonnell Douglas MD-81 aircraft under lease to Vanguard Airlines in 2002 was owned by a trust ("MD-81 Trust") in which the Partnership had a 50% interest. An affiliated Partnership owned the other 50% interest. As the lease with USAir ended in June 2001, USAir returned the aircraft in July 2001 and paid rent through the return date. In August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline. The lease agreement was on a "power by the hour" basis, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard was also responsible for funding the maintenance reserves for the aircraft. Due to the events of September 11, 2001 and the abrupt slowdown in passenger traffic, Vanguard only paid $442,000, of which 50% was distributed to the Partnership and 50% to the other affiliated Partnership, from the beginning of the lease in August 2001 through September 2002. These payments were applied to maintenance reserves within the Trust. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended all flights operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002 and the aircraft was sold on October 25, 2002.

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

         Net cash used in financing activities was $20,475,000 for 2002. This amount represents $9,483,000 repayments of the note payable in May 2002 and the $10,992,000 cash distributions to partners in October 2002.

         Partnership capital was $5,739,000 at December 31, 2002, a decrease of approximately $11,017,000 or 66% from $16,756,000 at December 31, 2001, due to net loss of $25,000 and $10,992,000 of distributions to partners during the year ended December 31, 2002, as compared to the 2001 net loss of $3,354,000 and $1,466,000 of cash distributions to partners during the year ended December 31, 2001.

         Cash distributions declared by the Partnership were approximately $11 million for 2002 ($1.50 per Unit), $1.5 million for 2001 ($.20 per Unit), and $4.4 million for 2000 ($.60 per Unit). In the aggregate, for this three-year period, cash distributions declared by the Partnership totaled $16.9 million.

         The Partnership closed on a new $30 million lending facility on April 14, 2000 and an initial draw down was made of $19.5 million. The facility was limited to $25 million because the Aeromexico leases were not extended for two years. The proceeds were used to retire existing debt of $16.53 million, and to replenish working capital. The term of the loan was six years, with interest only payments the first twelve months. Thereafter, principal was required to be repaid in equal quarterly installments over 60 months with the first payment due in April 2001. The Partnership paid a 1.0% commitment fee and the interest rate was 225 basis points over a major money center bank's prime rate. The lender had a mortgaged interest in all aircraft, except the 50% interest in the MD-81 aircraft, leased to Vanguard. The loan agreement required that the Partnership's cash be equal to or in excess of maintenance reserves. The balance of the bank note must be amortized through 18 equal quarterly payments. If proceeds were received from aircraft sales, under the bank note, they must be applied to a reduction in the outstanding balance and the subsequent quarterly payments were redetermined such that the note balance would be retired through equal quarterly payments through the remaining terms. The note balance was $9,483,000 at December 31, 2001 and it was entirely paid off in May 2002.

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

Lease Revenue Recognition:

Revenue under operating leases is recognized as rental income on a straight line basis over the lease term.

Depreciation:

Aircraft are recorded at cost and depreciated on a straight-line basis over the estimated life to its estimated residual value. Certain major additions and modifications to aircraft may be capitalized. The estimates are reviewed periodically to ensure continued appropriateness.

Aircraft Valuation:

Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An impairment loss is recognized when the fair value of the undiscounted future cash flows of the aircraft is less than its net book value. The fair value of the aircraft is generally based on independent appraisals of the aircraft and estimates of undiscounted future cash flows. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

The Partnership determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Partnership identified the most critical accounting policies to be those related to lease revenue recognition, depreciation methods and valuation of aircraft. The Partnership also states these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

Results of Operations

         Most of the Partnership's 2002 revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases, and from the termination fee payment from Emery for early termination of its lease, the reversal of Management fees in 2002, and the recognition to income of security deposits and maintenance reserves.

         Under the terms of the triple net leases, expenses related to the operation and maintenance of the aircraft during 2002 were paid for by the lessees directly or funded out of collected maintenance reserves. The direct lease expenses incurred by the Partnership represent the costs of storing the off-lease aircraft and other work on the aircraft.

         The Partnership also records depreciation expense pertaining to the aircraft on lease and write down expense on aircraft and incurs interest expense and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services. The Partnership also recorded a substantial write down of the value of several aircraft in 2002.

2002 as compared to 2001

         The Partnership's net loss was $25,000 for the year ended December 31, 2002 ("2002 Period") as compared to $3,354,000 net loss for the year ended December 31, 2001 ("2001 Period").

         The Partnership's net loss for the 2002 Period compared to a greater net loss of the 2001 Period was principally due to higher revenues from early lease termination fees from Emery in the 2002 Period, revenue from the reversal of accrued management fees in the 2002 Period, and more recognition of security deposits and maintenance reserves to income in the 2002 Period as compared to the 2001 Period, partially offset by the reduction in rental income in 2002, lower gains on sale of aircraft in the 2002 Period as compared to the 2001 Period, and also offset by income from a VASP Judgment and settlement in the 2001 Period, and higher write downs in the 2002 Period.

         Rentals from operating leases decreased by $3,987,000, or 54%, from $7,357,000 in the 2001 Period to $3,370,000 in the 2002 Period. This decrease was principally due to the sale of the Boeing 727, formerly leased to Falcon, the Boeing 727, formerly leased to Capital Cargo, and the McDonnell Douglas MD-82, formerly leased to TWA in the 2001 Period, no rent payments from the two DC-9, formerly leased to Aeromexico, the end of the lease of the Boeing 727 to TNT in June 2002, the end of the lease of the DC-10-10 to Emery in October 2002, and the decrease in rent payments from Kitty Hawk in the 2002 Period.

         Gain on sale and disposition of aircraft, engines or equipment decreased by $5,621,000, or 93%, from $6,056,000 for the 2001 Period to $435,000 for the 2002 Period. This decrease was attributable to lower gains recognized from the sale of the Boeing 727, formerly leased to Capital Cargo, the sale of the A-300 airframe and engines, the sale of the Boeing 727, formerly leased to Kitty Hawk, and the sale of the off-lease L-1011 aircraft in the 2002 Period, as compared to the sale of the McDonnell Douglas MD-82 to American Airlines in the 2001 Period.

         Equity in deficit of the MD-81 Trust increased by 338%, or $423,000, from a deficit of $125,000 for the 2001 Period to a deficit of $548,000 for the 2002 Period, due to no receipts of rent from Vanguard in the 2002 period and a write down, partially offset by the ultimate sale of the aircraft in the 2002 Period.

         The Partnership received $11,440,000 from Emery for early lease termination fees in the 2002 Period. There was no such income for the 2001 Period.

         The Partnership received $3,791,000 from the VASP Judgement and settlement in the 2001 Period. There was no such income for the 2002 Period.

         Interest income decreased by $611,000, or 84%, from $730,000 for the 2001 Period to $119,000 for the 2002 Period, due to the interest earned on the VASP Judgment and Settlement in the 2001 Period.

         Other income increased by $1,078,000, or 88%, from $1,222,000 for the 2001 period to $2,300,000 for the 2002 Period. This increase was due primarily to the $1,048,000 maintenance reserves and security deposits from TNT, $792,000 maintenance reserves and security deposits from Kitty Hawk, and $436,000 security deposit from Emery, all taken into income in the 2002 Period, as compared to $688,000 return condition settlement from Aeromexico, and $527,000 of maintenance reserves taken into income from Falcon in 2001.

         Depreciation decreased by $2,204,000 or 63%, from $3,471,000 for the 2001 Period to $1,267,000 for the 2002 Period. This decrease was due primarily to the sale of the Boeing 727, formerly leased to Falcon, the Boeing 727, formerly leased to Capital Cargo, and the McDonnell Douglas MD-82 formerly leased to TWA, and the off-lease status of the DC-9, formerly leased to Aeromexico and the Boeing 727, formerly leased to TNT until June 2002.

         Write downs increased by $1,542,000, or 10%, from $15,476,000 for the 2001 Period to $17,018,000 for the 2002 Period. This increase was due to write downs for the A-300, formerly leased to VASP, and the Boeing 727, formerly leased to Falcon in the 2001 Period, as compared to more of a write down in the 2002 Period. In the 2002 Period, there were write downs of $1,316,000 for the Boeing 727, formerly leased to TNT, a write down of $277,000 of the investment in the MD-81 Trust, a write down of $453,000 for the Boeing 727 formerly leased to Kitty Hawk, a write down of $204,000 for the three Pratt & Whitney JT8D engines from the Boeing airframe that was sold to Falcon Express in 2001, a write down of $500,000 for the Boeing 727, formerly leased to TNT, and a write down of $14,268,000 for the DC-10, formerly leased to Emery.

         Management fees and Re-lease fees to the General Partners decreased by 100%, from $1,287,000 for the 2001 Period to zero for the 2002 Period. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal year 2000 through the first quarter of 2002.

         Interest expense decreased by $968,000, or 71%, from $1,361,000 for the 2001 Period to $393,000 for the 2002 Period due to the payoff of the loan in May 2002, partially offset by the write off of debt placement fees in June 2002.

         Direct lease expense decreased by $171,000 or 38%, from $453,000 for the 2001 Period to $282,000 for the 2002 Period, due primarily to costs incurred in the 2001 Period, relating to the VASP aircraft engines and less insurance expense for the 2002 Period. Direct lease expense was lower in the 2002 Period and primarily related to storage costs for aircraft off lease.

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

         Direct lease expenses decreased by $463,000 or 51% in the 2001 Period as compared to the 2000 Period, due primarily to increases in maintenance expense related to several aircraft which were off lease for most of the year 2001, and the $90,000 payments in 2001 for the costs incurred for work on the engines of the Airbus A-300, formerly leased to VASP.

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

         On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted. Section 302 of the Act required the Securities Exchange Commission to adopt final rules that became effective on August 29, 2002, under which the principal executive officer and the principal financial officer, or persons providing similar functions, of an issuer each must certify the information contained in the issuer's quarterly and annual reports. Section 302 also requires these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls, they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

         In 2002, $526,000 of direct lease expense, incurred in 2001, that was related to the MD-81 aircraft, was reclassified to the MD-81 Trust's equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

List of Financial Statements                                                Page
                                                                            ----

Report of Independent Accountants ..........................................  18

Balance Sheets -- December 31, 2002 and 2001................................  19

Statements of Income/ (Loss) for the years ended
     December 31, 2002, 2001, and 2000......................................  20

Statements of Partners' Capital for the years ended
     December 31, 2002, 2001, and 2000......................................  21

Statements of Cash Flows for the years ended
     December 31, 2002, 2001, and 2000......................................  22

Notes to Financial Statements...............................................  24


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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Pegasus Aircraft Partners II, L.P.


         In our  opinion,  the  accompanying  balance  sheets  and  the  related statements of income/(loss), of partners' capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                                      PricewaterhouseCoopers LLP

San Francisco, California
February 13, 2003

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001



                                     ASSETS

                                                         2002      2001
                                                         ----      ----
                                                (in thousands, except unit data)

  Cash and cash equivalents                             $ 4,569  $ 8,444
  Rent and other receivables                              1,370      240
  Aircraft, net                                             890   23,964
  Other assets                                               24      246
                                                        -------  -------
     Total Assets                                       $ 6,853  $32,894
                                                        =======  =======

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                 $   140  $   225
  Payable to affiliates                                     974    3,276
  Maintenance reserves payable                             --      2,315
  Notes payable                                            --      9,483
  Accrued interest payable                                 --         28
  Deferred rental income and deposits                      --        811
                                                        -------  -------
     Total Liabilities                                    1,114   16,138
                                                        -------  -------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

PARTNERS' CAPITAL:
  General Partners                                           59      169
  Limited Partners (7,255,000 units issued and
    outstanding in 2002 and 2001)                         5,680   16,587
                                                        -------  -------
     Total Partners' Capital                              5,739   16,756
                                                        -------  -------
         Total Liabilities and Partners' Capital        $ 6,853  $32,894
                                                        =======  =======



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                           STATEMENTS OF INCOME (LOSS)

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                         2002           2001          2000
                                                         ----           ----          ----
                                                (in thousands, except unit data and per unit amounts)

REVENUES:
    Rentals from operating leases                     $     3,370   $     7,357   $     9,344
    Interest                                                  119           730           136
    Equity in earnings (deficit) of MD-81 Trust              (548)         (125)          443
    VASP Judgement and Settlement                            --           3,791          --
    Emery Lease Termination fees                           11,440          --            --
    Management & Re-lease fees reversal                     2,330          --            --
    Other income                                            2,300         1,222          --
    Gain on disposition of aircraft, engines
      or equipment                                            435         6,056         4,816
                                                      -----------   -----------   -----------
                                                           19,446        19,031        14,739
                                                      -----------   -----------   -----------

EXPENSES:
    Depreciation and amortization                           1,267         3,471         5,896
    Write-downs                                            17,018        15,476         2,301
    Management and re-lease fees                             --           1,287         1,043
    Interest                                                  393         1,361         2,309
    General and administrative                                511           337           435
    Direct lease                                              282           453           916
    Return condition settlement                              --            --              51
                                                      -----------   -----------   -----------
                                                           19,471        22,385        12,951
                                                      -----------   -----------   -----------

NET INCOME (LOSS)                                             (25)       (3,354)        1,788
                                                      ===========   ===========   ===========

NET INCOME (LOSS) ALLOCATED:
    To the General Partners                                  --             (34)        1,058
    To the Limited Partners                                   (25)       (3,320)          730
                                                      -----------   -----------   -----------
                                                              (25)       (3,354)        1,788
                                                      -----------   -----------   -----------

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  UNIT                                                $     (0.00)  $     (0.46)  $      0.10
                                                      ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS ISSUED AND
  OUTSTANDING                                           7,255,000     7,255,000     7,255,000
                                                      ===========   ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000




                                                 General    Limited
                                                Partners   Partners     Total
                                                --------   --------     -----
                                                (dollar amounts in thousands)


Balance, December 31, 1999                         (796)     24,981      24,185

     Net income                                   1,058         730       1,788

     Distributions declared to partners             (44)     (4,353)     (4,397)
                                               --------    --------    --------

Balance, December 31, 2000                          218      21,358      21,576

     Net income/(loss)                              (34)     (3,320)     (3,354)

     Distributions declared to partners             (15)     (1,451)     (1,466)
                                               --------    --------    --------

Balance, December 31, 2001                     $    169    $ 16,587    $ 16,756
                                               ========    ========    ========

     Net income/(loss)                             --           (25)        (25)
     Distributions declared to partners            (110)    (10,882)    (10,992)
                                               --------    --------    --------

Balance, December 31, 2002                     $     59    $  5,680    $  5,739
                                               ========    ========    ========






   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                   2002       2001       2000
                                                   ----       ----       ----
                                                  (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                            $    (25)  $ (3,354)  $  1,788
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Gain on disposition or sale of engines
        and equipment                                (435)    (6,056)    (4,816)
      Depreciation                                  1,267      3,471      5,896
      Equity in (earnings) deficit of MD-81
        Trust                                         548        125       (443)
      Write-downs                                  17,018     15,476      2,301
      Change in assets and liabilities:
       Rent and other receivables                     100        211       (115)
       Other assets                                   222         63       (294)
       Accounts payable and accrued expenses          (85)      (381)       112
       Accrued interest payable                       (28)      (104)       132
       Deferred rental income and deposits           (811)      (534)      (130)
       Payable to affiliates                       (2,302)     1,264      1,043
       Maintenance reserves payable                  (817)       326        459
                                                 --------   --------   --------
          Net cash provided by operating
            activities                             14,652     10,507      5,933
                                                 --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash distributions from investment in
      MD-81 Trust                                     250        162      1,214
    Capitalized aircraft improvements                --         (829)   (11,755)
    Proceeds from the disposition or sale of
      engines and equipment                         1,698      9,500      6,150
    Decrease (increase) in restricted cash           --         --          371
                                                 --------   --------   --------
          Net cash provided by (used in)
            investing activities                    1,948      8,833     (4,020)
                                                 --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayment of) / Proceeds from notes
      payable                                      (9,483)   (11,727)     4,680
    Cash distributions paid to partners           (10,992)    (1,466)    (6,596)
                                                 --------   --------   --------
          Net cash used in financing activities   (20,475)   (13,193)    (1,916)
                                                 --------   --------   --------

NET INCREASE/( DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (3,875)     6,147         (3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                              8,444      2,297      2,300
                                                 --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $  4,569   $  8,444   $  2,297
                                                 ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (continued)



                                                      2002     2001       2000
                                                      ----     ----       ----
                                                   (dollar amounts in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                        $  199    $1,413    $2,143

NONCASH TRANSACTIONS:

Maintenance reserves recognized upon
  sales of aircraft                                  $1,498    $ --      $  781

Deposit applied to capitalized aircraft
  improvements                                       $ --      $ --      $  790

Proceeds from sale of Boeing 727-200 not
  received                                           $ --      $  140    $ --

Receivable arising from sales of aircraft            $1,370    $ --      $ --





   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

1.       Significant Accounting Policies

         Basis of Presentation. Pegasus Aircraft Partners II, L.P. (the "Partnership"), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft. Actual results could differ from such estimates. Certain reclassifications of prior year numbers have been made to be consistent with current year presentation.

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

         In accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the recognition of an impairment for a long-lived asset is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of an impairment loss is to be recognized based on the fair value of the asset. The Partnership generally bases its estimate of fair market value of the aircraft upon valuation by an independent third party. SFAS 144 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.

         MD-81 Trust. The McDonnell Douglas MD-81 aircraft, formerly leased to Vanguard Airlines ("Vanguard"), was owned by a trust in which the Partnership had a 50% interest. An affiliated Partnership owned the other 50% interest. The Partnership had adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investment in Certain Partnerships and Other Ventures" (EITF 00-1) in its Annual Report on Form 10-K starting from the fiscal year ended December 31, 2000 and accounted for its investment in the Trust which owned the MD-81 aircraft leased to Vanguard under the equity method. In prior years the Partnership had reported its ownership in the MD-81 Trust on a proportionately consolidated basis. The financial results in prior years contained herein have been restated utilizing the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000. In October 2002, the McDonnell Douglas MD-81 aircraft was sold.

         Maintenance Reserve Funds. For the year ended December 31, 2002, the Partnership had four leases where the lessee was required to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership retained the collected maintenance reserves when the aircraft were sold, or when the lessees defaulted on their lease payments.

         Operating Leases. The aircraft leases, which were structured principally as triple net leases, were accounted for as operating leases. Lease revenues were recognized in equal installments over the terms of the related leases.

         Deferred Income. Some of the Partnership's operating leases required rental payments to be paid monthly, in advance. Deferred rental income represented payments received in advance, which had not been earned.

         Income Taxes. No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than the Partnership.

         Net Income or Loss Per Limited Partnership Unit. The net income or loss per limited partnership unit is computed by dividing the net income or loss allocated to the Limited Partners by the weighted average number of Units outstanding during the year.

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

         On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted. Section 302 of the Act required the Commission to adopt final rules that became effective on August 29, 2002, under which the principal executive officer and the principal financial officer, or persons providing similar functions, of an issuer each must certify the information contained in the issuer's quarterly and annual reports. Section 302 also requires these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls, they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

         In 2002, $526,000 of direct lease expense, incurred in 2001, that was related to the MD-81 aircraft, was reclassified to the MD-81 Trust's equity.

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

         Title  to  the   aircraft   owned  by  the   Partnership   is  held  by
non-affiliated trustees of trusts of which the Partnership is the beneficiary. The purpose of this method of holding title is to satisfy certain registration requirements of the Federal Aviation Administration.

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

4.       Aircraft

                           Net Investment in Aircraft

         The Partnership's net investment in aircraft as of December 31, 2002 and 2001 consisted of the following (in thousands):

                                                          2002           2001
                                                          ----           ----

Aircraft on operating leases, at cost                   $   --         $ 49,941
Less: Accumulated depreciation                              --          (22,556)
         Write-downs                                        --           (8,567)
                                                        --------       --------
                                                        $   --         $ 18,818
                                                        --------       --------

Net Investment in MD-81 Trust                           $   --         $  1,296
                                                        --------       --------

Aircraft held for  sale, at cost                        $ 49,860       $ 73,616
Less: Accumulated depreciation                           (26,237)       (36,474)
         Write-downs                                     (22,733)       (33,292)
                                                        --------       --------
                                                             890          3,850
                                                        --------       --------
Aircraft, net                                           $    890       $ 23,964
                                                        ========       ========

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

         DC-9 Aircraft. One of the Partnership's McDonnell Douglas DC-9's was formerly leased to Aeromexico. The lease expired in February 2000, but Aeromexico continued to pay rent for the aircraft on a month-to-month basis and returned the aircraft in July 2001. In August 2001, Aeromexico paid $688,000 in return condition settlements and $56,500 of remaining rent. The aircraft, while parked in Texas, was damaged during a hailstorm earlier in the year 2002. The

Partnership has filed an insurance claim and the General Partners believe there is adequate insurance in place to compensate for the damage. The aircraft and engines are being offered for sale on an "as is, where-is" basis.

         Lockheed L-1011 Aircraft. Based on the amount of time the L-1011 had been unsuccessfully offered for lease or sale and the large number of similar aircraft available for lease or sale, the aircraft was written down from $1.7 million to a zero value in 2001. The aircraft was sold for $75,000 in November 2002.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk") Lease. A Boeing 727-200, received from Continental as partial satisfaction of the A-300 return conditions was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The lease with Kitty Hawk was for 84 months, the lease rate was $112,700 per month and maintenance reserves were to be paid at the rate of $375 per flight hour, with engine reserves to be increased if the flight hour/cycle ratio falls below 1.5 to 1. Kitty Hawk also provided a security deposit of $225,400.

         Kitty Hawk filed for Bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2000, but stayed current with regard to its lease payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half of the amount due. The Partnership also agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership also agreed to a payment of 71% of the rents for December 2001, and January and February 2002 and no maintenance reserves payments for these months. However, Kitty Hawk could not make any payment in March and April 2002.

         The Partnership agreed in May 2002 to a sale of the aircraft to Kitty Hawk for a $750,000 note, subject to documentation and approval of the bankruptcy court. The lease was reinstated with a per month lease rate of $65,000 beginning in May 2002. The sale of the aircraft to Kitty Hawk was completed in October 2002 with lease payments made from May 2002 through September 2002 being applied to the note. The remainder of the note is scheduled to be paid with payments of $65,000 per month through April 2003.

         In 2001, the Partnership wrote down the value of the aircraft by $4.3 million to a value of $1.1 million, based on collected reserves and the estimated value of lease unencumbered aircraft. In 2002, the Partnership wrote down the value of the aircraft by an additional $453,000 based on the estimated realizable value of the aircraft.

         US Airways Group Inc. ("USAir") Lease. During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") that was the owner/lessor of a McDonnell Douglas MD-81 aircraft for a purchase price of $10,041,000. The remaining one-half interest in the Trust was owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. The aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which expired in 2000. The aircraft was subject to an operating lease with USAir, which expired on June 1, 2001 pursuant to the renewal option exercised by USAir in 1997. Rental payments were payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). USAir also had three additional one-year renewal options at fair market rental rates, but chose to return the aircraft at the end of the lease. In July 2001, USAir returned the aircraft and paid rent through the return date.

         Vanguard Airlines ("Vanguard") Lease. USAir returned the MD-81 in July 2001, and in August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities.

         The lease agreement had been on a "power by the hour" basis for 36 months, starting August 27, 2001,at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard was also responsible for funding the maintenance reserves for the aircraft. From the beginning of the lease in August 2001 through September 30, 2002, Vanguard paid a total of $442,000, of which the Trust paid 50% to the Partnership and 50% to an affiliated Partnership.

         Vanguard, as many other airlines, has been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flight operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002.

At the time of its filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At December 31, 2002, recovery of this amount is unlikely. The Partnership wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002. The Trust sold the MD-81 aircraft for $500,000 ($250,000 for the
Partnership for its 50% interest) on October 25, 2002 and retained $442,000 ($221,000 for the Partnership for its 50% interest) of maintenance reserves as part of the sale proceeds.

         Falcon Air Express, Inc. Lease. In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease is for a term of 60 months and provides for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also requires Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $2,700,000. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft and spent approximately $700,000 with respect to maintenance work on one engine returned by Kiwi. The aircraft was delivered to Falcon in March 1997. Maintenance reserves previously collected from a prior lessee of approximately $1,104,000 were applied to such costs.

         Due to its failure to pay rents in the fourth quarter of 1998, Falcon was placed on non-accrual status beginning October 1, 1998. Lease revenues from Falcon were recognized by the Partnership on a cash collection basis, and additional receivables were not accrued. For the period from January 1, 2001 through December 31, 2001, Falcon owed $855,000 in rent and approximately
$287,000 in maintenance reserves. Falcon paid, during the same period, approximately $808,000 in rent and $527,000 in maintenance reserves. The Partnership had recorded a receivable for $95,000 of past due rent and also held a $95,000 security deposit from Falcon, which were offset in September 2001. The Partnership agreed to an early termination of the lease at the occasion of a required "C" check and the aircraft was returned in September, 2001.

         In October 2001, the Partnership decided to accept an offer from Falcon to buy the airframe for $140,000 and to pay $100,000 for a release of all obligations under the lease. As a result, the Partnership recorded, at December 31, 2001, a receivable of $140,000 for the sale of the aircraft, a receivable of $100,000 for the rent, and recognized a loss of $100,000 on the sale of the aircraft. The $240,000 receivable was paid in 2002.

         In 2001, the aircraft was written down by an additional $1,464,000 to $279,000, for the value of its engines. A total of $527,000 of maintenance reserves collected in 2001 was taken into income. In October 2002, the engines were sold for $75,000.

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

         The lease required Capital Cargo to fund maintenance reserves monthly at a rate of $377 per flight hour. Capital Cargo provided an initial security deposit of $50,000 and added $17,000 per month to the security deposit during the lease term until the deposit totaled $220,000. The lease was executed and the aircraft was delivered to Capital Cargo in July 1997.

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

         TNT Transport International B.V. Lease. In June 1998, the Partnership delivered a Boeing 727-200 advanced aircraft formerly leased to Continental to a European freight carrier, TNT Transport International B.V. ("TNT") for a lease term of four years. The lease provided for monthly rentals of $123,500 (subject to a reduction of approximately 10% after two years if TNT exercised, during the lease term, an option to extend the lease for an additional two years beyond the original expiration date) and airframe and landing gear reserves aggregating $85 per flight hour. TNT contracted with a third party service provider for maintenance of the engines and provided a $150,000 security deposit.

         While, pursuant to the lease, TNT had renewal options, it returned the aircraft at the end of the lease in June 2002 and paid a net payment of $507,000 in lieu of the aircraft meeting return conditions, and rent through July 10, 2002. Due to the large number of Boeing 727 freighters available for lease or sale, the Partnership wrote down the aircraft by $500,000 in the second quarter of 2002.

         In the third quarter of 2002, the Partnership took the $150,000 security deposit and the $391,000 maintenance reserves collected from TNT and the $507,000 payment in lieu of the aircraft meeting return conditions, originally booked to maintenance reserves, into income. The Partnership also wrote down the aircraft's value by $1,315,000. The aircraft and engines are being offered for sale on an "as-is, where-is" basis.

         Emery Worldwide Airlines Inc. ("Emery") Lease. The lease on the McDonnell Douglas DC10-10 with Continental expired on September 15, 1999. Work necessary for the aircraft to meet the lease return conditions was done at Continental's expense at a maintenance facility. Continental continued to pay rent until the aircraft achieved the lease requirements for its return, which took place on December 16, 1999. The aircraft was stored at a modification facility until June 2000 at which time work commenced to convert it to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The Emery lease was for a term of 84 months with rent of $218,000 per month. The lease also provided a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery also provided a security deposit of $436,000. The aircraft was converted to a freighter in 2000 and delivered to Emery in December, 2000. At December 31, 2001 the conversion work totaled approximately $13.6 million.

         Emery had grounded the DC-10 but had continued to pay rent. The Partnership and Emery reached a Return and Early Termination Agreement on October 24, 2002, where the Partnership accepted the early termination of the lease for a fee of $11,925,000 which included $436,000 security deposit previously received from Emery. The DC-10 aircraft was returned to the Partnership and is being offered for sale on an "as-is, where-is" basis. In December 2002, the Partnership wrote down the aircraft by $14,268,000 based on the early termination fees received and a purchase offer of the aircraft.

         Lockheed L-1011. Based on the amount of time the L-1011 had been unsuccessfully offered for lease or sale and the large number of similar aircraft available for lease or sale, the aircraft was written down from $1.7 million to a zero value in 2001. The aircraft was sold for $75,000 in November 2002.

         Airbus A-300 Aircraft Lease. In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier. VASP fell in arrears with respect to rent and maintenance reserves and the Partnership won a judgment in court of $3.0 million for past rents and reserves. VASP-owned property in Florida was sold by a court appointed liquidating trustee and the Partnership received a $3.0 million judgment and $500,000 interest in late 2001. In addition, the Partnership received, earlier in 2001, an $800,000 negotiated settlement payment for legal costs and compensation for damage to one of the engines. In March 2002, the Partnership sold the A-300 airframe for $121,000 and in a separate transaction, the Partnership sold the A-300 engines for $200,000.

         General. The Partnership will seek to dispose of the remaining aircraft and engines as soon as possible in an "as-is, where is" condition, although there can be no assurance as to when the sales will be completed (See "Note 10").

                               Significant Lessees

         The Partnership leased its aircraft to four different airlines or airfreight companies during 2002. One of the four lessees paid no rent in the 2002 Period. Revenues from each of the airlines which accounted for 10% or greater of the Partnership's total rental revenue during 2002, 2001, and 2000 are as follows:

Airlines                                        Percentage of Rental Revenue(a)
                                              2002          2001           2000
                                              ----          ----           ----

Trans World Airlines, Inc.                      0             (c)           21%
Aerovias de Mexico S.A. de C.V.                 0             (c)           16
Capital Cargo International Airlines, Inc.      0             (c)           16
TNT Transport International B.V.               21%             18%          14
Kitty Hawk Aircargo, Inc.                      14              15           13
US Airways Group Inc.                           0             (c)           12
Emery                                          65              31           (c)
Falcon                                          0              12           (c)

(a) Such percentages include the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

(b) Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

(c) Revenues include rentals from aircraft leased to foreign airlines or carriers of $704,000, $1,767,000, and $3,132,000, in 2002, 2001, and
         2000, respectively.

5.       Notes Payable

         The Partnership obtained a $30 million lending facility on April 14, 2000, and an initial draw down was made of $19.5 million. The loan proceeds were used to retire the existing debt of $16.5 million, to replenish working capital and to fund the DC10-10 conversion. The facility was later limited to $25 million because the Aeromexico leases were not extended for two years. The term of the loan was 6 years, with interest only payments for the first twelve months. Thereafter, principal was required to be repaid in equal quarterly installments over 60 months with the first payment having been paid in July 2001. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments were reset over the remaining term. The interest rate was 225 basis points over a major money center bank's prime rate. The lender had a mortgage interest in all aircraft except the 50% interest in the US Airways MD-81 aircraft. The loan agreement required that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees.

         On April 9, 2001, the Partnership sold the MD-82, formerly leased to TWA, for $9.5 million and used the proceeds to pay down principal on the note. As of December 31, 2001, the balance due on the note is $9,483,000.

         In 2002, partial principal payments on the note were made through proceeds of asset sales, and on May 1, 2002, the remaining debt was retired.

6.       Transactions with Affiliates

         The Management fee, Incentive fee and Re-lease fee payable to the General Partners are subordinated to the Limited Partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $2,330,000 were taken into revenue with a corresponding reduction in Payable to Affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and Re-lease fees in future quarters

         Management Fees. The General Partners are entitled to a quarterly subordinated Base Management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of Re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. Management fees of $17,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

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

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There was no such reimbursable expenses in each of the years ended December 31, 2002, 2001, and 2000. The continued absence of accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 2002, 2001, and 2000, the Partnership paid $70,000, $118,000, and $693,000, respectively, to a licensed maintenance facility affiliated with the Managing General Partner for the storage of and work performed on the off-lease aircraft. Until March 2002, the maintenance facility was affiliated with the Managing General Partners. Additionally, during 2002, 2001, and 2000, the Partnership paid $49,000, $929,000, and $1,034,000, respectively, for aircraft parts to a company owned by the President and Director of the Managing General Partner.

7.       Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income (loss) as shown in the accompanying financial statements to the taxable (loss) income reported for federal income tax purposes (in thousands):

                                                   2002        2001       2000
                                                   ----        ----       ----

Net income/(loss) per financial statements       $    (25)  $ (3,354)  $  1,788
Increase (decrease) resulting from:
   Depreciation                                    13,733     13,627      3,503
   TBT interest income, less
      TBT rental expense                             --          128       (570)
   Gain on sale of engines                           (772)     1,499         69
   Reserves for maintenance costs,
      net of maintenance expense and
      write-downs of aircraft                        --          --        (187)
   Maintenance reserve payable                       (816)       195      1,457
   Deferred rental income                            --         (311)      --
   Rental income                                     --       (3,190)      (256)
   Management fees                                    (24)        46       --
   Other                                               23        (24)       (22)
                                                 --------   --------   --------
Taxable income per federal
  income tax return                              $ 12,119   $  8,616   $  5,782
                                                 ========   ========   ========

         The following is a reconciliation of the amount of the Partnership's total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                   2002       2001        2000
                                                   ----       ----        ----

Total Partnership capital per
  financial statements                           $  5,739   $ 16,756   $ 21,575
Increase (decrease) resulting from:
  Commission and expenses paid
     in connection with the sale of limited
     partnership units                             16,295     16,295     16,295
  Accounts receivable                                --         --         --
  Distributions payable to partners                  --         --         --
  Management fees payable                            --           24       --
  Reserves for maintenance costs and
     write-downs                                   22,733     34,882     25,316
  Deferred income                                    --         --          311
  Accumulated depreciation                        (10,228)   (34,521)   (40,243)
  TBT interest income less TBT rental expense -
    Investment in Partnership                        --         --       (7,086)
  Lease settlement payment, including lease
     aircraft received accounted for under the
     cost recovery method                            --         --       10,115
  Allowance for bad debts                            --         --         --
  Securities received in leasing transaction         --         --         --
  Fixed Assets                                       --         --         --
  Other                                              --          (24)       (22)
                                                 --------   --------   --------
Tax bases of net assets                          $ 34,539   $ 33,412   $ 26,261
                                                 ========   ========   ========

8.       Fair Value of Financial Instruments

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

9.       Other

         Upon the sale of the remaining aircraft and the collection of the outstanding notes, the Partnership will liquidate pursuant to the Partnership Agreement. At that time, the Partnership will suspend all transfers, withdraw from regulatory filings, make a distribution and enter into a Liquidating Trust agreement. The remaining funds will be placed in an interest-bearing escrow account and will be disbursed, net of any liabilities that may arise. It is the current intention of the General Partners, subject to no other contingencies arising, to distribute the balance of any remaining escrow balance within 12 months of the establishment of the Liquidating Trust. The General Partners will serve as the trustees of the Liquidating Trust without compensation.

10.      Subsequent Event

         On February 28, 2003, the Partnership received the pay off of the $1,050,000 remaining balance of its note receivable from Capital Cargo.

11.      Selected Quarterly Financial Data (unaudited)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per unit amounts):

         2001                      Mar. 31    Jun. 30    Sep. 30     Dec. 31
         ----                      -------    -------    -------     -------

Total Revenues                     $ 3,662    $ 8,323    $ 6,290     $   756(*)
Net Income/(Loss)                  $   133    $ 5,344    $(1,007)    $(7,824)
Net Income/(Loss) per
General Partnership                $     1    $    54    $   (11)    $   (78)
Net Income/(Loss) per
Limited Partnership                $   132    $ 5,290    $  (996)    $(7,746)
Net Income/(Loss) per
Limited Partnership Unit           $  0.02    $  0.73    $ (0.14)    $ (1.07)

Note (*): In 2002, the Partnership reclassified $526 of expense, incurred in 2001, that was related to the MD-81 aircraft to the MD-81 Trust's equity. There was no effect on Net Income.

         2002                        Mar. 31    Jun.30     Sep.30      Dec.31
         ----                        -------    ------     ------      ------

Total Revenues                       $  1,537   $  3,618   $  2,199    $ 12,092
Net Income/(Loss)                    $    556   $  2,224   $   (699)   $ (2,106)
Net Income/(Loss) per
General Partnership                  $      5   $     23   $     (7)   $    (21)
Net Income/(Loss) per
Limited Partnership                  $    551   $  2,201   $   (692)   $ (2,085)
Net Income/(Loss) per
Limited Partnership Unit             $   0.08   $   0.30   $  (0.10)   $  (0.28)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2002, 2001, and 2000.

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

         Richard S. Wiley, age 49, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a
Vice President of CIS Corporation ("CIS"), a wholly owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a BS degree from the Indiana University School of Business and an MBA from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 50, is a Executive Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a BA degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Richard M. Oster, age 51, is Chief Financial Officer, Senior Vice President Administration of Pegasus Aircraft Management Corporation (PAMC). Mr. Oster is primarily responsible within the Pegasus companies for all corporate-wide Finance and Administration functions that include all financial reporting, planning and analysis, accounting, information systems, human resources and other administrative functions. Prior to joining Pegasus, Mr.Oster served as Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation; and prior to that, as Senior Vice President and Chief Financial Officer of Inchcape Shipping Services. Mr.Oster is a CPA and holds a B.S. in Business Administration from the University of North Carolina and a M.B.A. from the Rutgers Graduate School of Business.

         Ervin Bach, 41, is Senior Vice President, Technical of the Managing General Partner and Pegasus Capital Corporation. Mr. Bach has been employed in various technical capacities with affiliates of the Managing General Partner since 1996. From 1994 to 1996 he was Manager of Structures for Hamilton Aviation, Tucson and he has held the same position with Lockheed Aeromod, Tucson from 1993 to 1994. From 1989 to 1993, Mr. Bach held various positions with the Evergreen Air Center, Marana, Arizona, the last being Manager of Engineering. During 1991, Mr. Bach was employed for seven months as a structural mechanic with Trans World Airlines in Kansas City. Mr. Bach was with the United States Air Force from 1982 to 1989, rising to the rank of Staff Sergeant with the responsibility of maintaining the mission worthiness of 13 electronic combat C-130's. Mr. Bach holds an Airframe and Power Plant license and attended USAF technical and leadership schools. Mr. Bach attended Pima Community College during 1990-91.


                           Air Transport Leasing, Inc.

Name                    Positions Held
----                    --------------

Clifford B. Wattley     President and Director
Stephen R. Dyer         Vice President, and Director
Timothy F. Kelly        Vice President, Secretary, Treasurer and Chief Financial
                        and Accounting Officer

         Clifford B. Wattley, age 53, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with UBS PaineWebber Inc. having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 43, is Vice President and a Director of the Administrative General Partner. He joined UBS PaineWebber Inc. in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Timothy F. Kelly, age 30, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. Mr. Kelly has also served as a Divisional Vice President within the Private Investments Department of UBS PaineWebber Inc. since June 2002. Mr. Kelly previously served in the UBS PaineWebber Retirement Consulting Services Department where he was employed since December 1997 as a Product Specialist. He was previously employed as an Analyst for the WTR Consulting Group, from December 1994 to December 1997. He received his Bachelor of Arts degree in
Spanish in May 1994 from Hamilton College and is a candidate for a Master of Business Administration in Finance and Accounting from New York University in December 2002.

Section 16 (a)  Beneficial Ownership Reporting Compliance

         Timothy Kelly, Chief Financial and Accounting Officer of Air Transport Leasing, Inc., was required to file a Statement of Beneficial Ownership on Form 3 upon being appointed to that position in June 2002. Mr. Kelly failed to file the Form 3 at that time, and filed a delinquent report on Form 5 in March 2003 to satisfy the Form 3 filing requirement. Mr. Kelly reported no beneficial ownership of the registrant's assignee units of limited partnership interest.


ITEM 11. EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2002.

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

                   The names and addresses of the General Partners are as follows:

                   Managing General Partner:

                   Pegasus Aircraft Management Corporation
                   Four Embarcadero Center, 35th Floor
                   San Francisco, CA 94111

                   Administrative General Partner:

                   Air Transport Leasing, Inc.
                   800 Harbor Boulevard, 3rd Floor
                   Weehawken, NJ 07086

         The General Partners, collectively, have a 1% interest in each item of the Partnership's income, gains, losses, deductions, credits and distributions.

         (b) The following table sets forth the number of Units beneficially owned by directors of the General Partners and by all directors and officers of such corporations as a group as of March 1, 2003



                                                     Amount and Nature
                                                       of Beneficial     Percent
                               Name                      Ownership      of Class
                               ----                      ---------      --------

              Managing General Partner:
              Richard S. Wiley                             19,135            *
              Carol L. Chase                                1,300            *

              All directors and officers as a group
              (4 persons)                                  20,435            *

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

         The Management Fee, Incentive Fee and Re-lease Fee payable to the General partners are subordinated to the Limited partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $2,330,000 were taken into revenue with a corresponding reduction in Payable to Affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and re-lease fees in future quarters.

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 2002.

         Base Management Fee. The General Partners are entitled to receive a quarterly subordinated base management fee in an amount generally equal to 1.5% of gross aircraft rentals, net of re-lease fees paid. Of this amount, 1.0% is payable to the Managing General Partner and 0.5% is payable to the Administrative General Partner. Management Fees of $17,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002

         Incentive Management Fee. The General Partners are entitled to receive a quarterly subordinated incentive management fee, in an amount equal to 4.5% of quarterly cash flow and sales proceeds (net of resale fees), of which 2.5% is payable to the Managing General Partner and 2.0% is payable to the Administrative General Partner. Incentive Management Fees of $113,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002

         Re-lease Fee. The General Partners are entitled to receive a quarterly subordinated fee for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is received. Of this amount, 2.5% is payable to the Managing General Partner and 1.0% is payable to the Administrative General Partner.Re-lease Fees of $42,000 were accrued for the three months ended March 31, 2002 and this accrual was reversed at June 30, 2002.

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There was no such reimbursable expenses during 2002 . As discussed in Note 6 to the Financial Statements, accountable expenses remained $-0- due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. In 2002, the Partnership purchased certain equipment and parts for two Partnership aircraft from a company owned by the Director and President and two former officers and directors of the Managing General Partner in the amount of $49,000. Also, in 2002, the Partnership paid $70,000 to a licensed maintenance facility affiliated with the Managing General Partner for the storage of and work performed on certain aircraft. Until March 2002, the maintenance facility was affiliated with the managing General Partners.

         Partnership Interest. The General Partners received or were entitled to receive distributions of $110,000 as their allocable share of distributable cash flow for 2002. Pursuant to the Partnership Agreement, there was no allocation of the Partnership's net taxable loss of $25,000 for 2002 allocated to the General Partners.

ITEM 14. CONTROLS AND PROCEDURES:

         In the 90-day period before filing of this report, the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the president of Air Transport Leasing, Inc. (collectively the "Certifying Officers") have evaluated the effectiveness of the Partnership's disclosure controls and procedures. These disclosures controls and procedures are those controls and procedures which are designed to insure that all the information required to be disclosed by the Partnership in all its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Commission and that the information is communicated to the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. on a timely basis.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

         1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements Supplementary Data")

(d) During the fourth quarter of 2002, the Partnership filed a Form 8-K on October 31, 2002 reporting a distribution of $1.50 per Unit on October 31, 2002 to Unitholders of record as of September 30, 2002. Funds for the distribution were from working capital as well as the Emery termination payment. This 8-K report also disclosed the per Unit estimated value as reported in the December 31, 2001 10-K had been revised to $1.06 per original $20 Unit after the October 31, 2002 distribution.

(e)      Exhibits required to be filed

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

         Dated: March  28, 2003

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

                                By:   Air Transport Leasing, Inc.
                                      Administrative General Partner

                                By:   /s/ CLIFFORD B. WATTLEY
                                      Clifford B. Wattley
                                      President and Director



                                By: Pegasus Aircraft Management Corporation Managing General Partner

                                By: /s/ RICHARD S. WILEY
                                      Richard S. Wiley
                                      President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature                                   Title
---------                                   -----

/s/ RICHARD S. WILEY                        President and Chairman of
Richard S. Wiley                            the Board of Pegasus Aircraft
                                            Management Corporation

/s/ CLIFFORD B. WATTLEY                     President  and Director
Clifford B. Wattley                         of Air Transport Leasing, Inc.


/s/ STEPHEN R. DYER                         Vice-President and Director of
Stephen R. Dyer                             Air Transport Leasing, Inc.

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATION
-------------

I, Richard S. Wiley, certify that:

1. I have reviewed this annual report on Form 10-K of Pegasus Aircraft Partners II, L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


By:    /s/ RICHARD S. WILEY
       --------------------
       Richard S. Wiley
       President and Chairman of the Board of Pegasus Aircraft Management Corporation, General Partner of Pegasus Aircraft Partners II, L.P.

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION
-------------

I, Clifford B. Wattley, certify that:

1. I have reviewed this annual report on Form 10-K of Pegasus Aircraft Partners II, L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


By:    /s/ CLIFFORD B. WATTLEY
       -----------------------
       Clifford B. Wattley
       President and Director of Air Transport Leasing, Inc.
       Administrative General Partner of Pegasus Aircraft Partners II, L.P.