Form 10-Q
period 2003-03-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2003-05-15
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2003
                              --------------------------------------------------

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

                       This document consists of 30 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 2003 and December 31, 2002        3

                 Statements of Income/(Loss) for the three months
                 ended March 31, 2003 and 2002                                4

                 Statements of Partners' Capital for the three
                 months ended March 31, 2003 and 2002                         5

                 Statements of Cash Flows for the three months
                 ended March 31, 2003 and 2002                                6

                 Notes to Financial Statements                                8

         Item 2. Management's Discussion and Analysis of                     14
                 Financial Condition and Results of Operations

         Item 4. Controls and Procedures                                     16

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.                           17

         Signature                                                           18

         Certifications                                                      19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

       BALANCE SHEETS -- MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
       ------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                       2003         2002
                                                       ----         ----
                                                (in thousands, except unit data)

Cash and cash equivalents                              $5,809      $4,569
Rent and other receivables                                 65       1,370
Aircraft, net                                             890         890
Other assets                                               24          24
                                                       ------      ------
   Total Assets                                        $6,788      $6,853
                                                       ======      ======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                  $  193      $  140
Payable to affiliates                                     974         974
                                                       ------      ------
   Total Liabilities                                    1,167       1,114
                                                       ------      ------


PARTNERS' CAPITAL:
General Partners                                       $   58      $   59
Limited Partners (7,255,000 units issued and
  outstanding in 2003 and 2002)                         5,563       5,680
                                                       ------      ------
   Total Partners' Capital                              5,621       5,739
                                                       ------      ------
     Total Liabilities and Partners' Capital           $6,788      $6,853
                                                       ======      ======



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                           STATEMENTS OF INCOME/(LOSS)
                           ---------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)


                                                        2003           2002
                                                        ----           ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                     $      --      $     1,185
   Gain on sale of aircraft                                 --              328
   Equity in deficits of MD-81 Trust                        --              (11)
   Interest                                                   22             35
                                                     -----------    -----------
                                                              22          1,537
                                                     -----------    -----------

EXPENSES:
   Depreciation and amortization                            --              462
   Management and re-lease fees                             --              172
   Interest                                                 --              158
   General and administrative                                 71            136
   Direct lease                                               69             53
                                                     -----------    -----------
                                                             140            981
                                                     -----------    -----------
NET INCOME/(LOSS)                                    $      (118)   $       556
                                                     ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                           $        (1)   $         5
   To the Limited Partners                                  (117)           551
                                                     -----------    -----------
                                                     $      (118)   $       556
                                                     ===========    ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT       $     (0.02)   $      0.08
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               7,255,000      7,255,000
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)



                                            General       Limited
                                           Partners      Partners       Total
                                           --------      --------       -----
                                              (dollar amounts in thousands)

Balance, January 1, 2003                   $     59      $  5,680      $  5,739

   Net loss                                      (1)         (117)         (118)
                                           --------      --------      --------

Balance, March 31, 2003                    $     58      $  5,563      $  5,621
                                           ========      ========      ========


Balance, January 1, 2002                   $    169      $ 16,587      $ 16,756

   Net income                                     5           551           556
                                           --------      --------      --------

Balance, March 31, 2002                    $    174      $ 17,138      $ 17,312
                                           ========      ========      ========




   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)
                                                          2003        2002
                                                          ----        ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                    $  (118)    $   556
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Gain on sale of aircraft                              --          (328)
     Depreciation and amortization                         --           462
     Equity in deficits of MD-81 Trust                     --            11
     Change in assets and liabilities:
       Rent and other receivables                             9         100
       Other assets                                        --            37
       Accounts payable and accrued expenses                 53          44
       Accrued interest payable                            --           (11)
       Payable to affiliates                               --           172
       Maintenance reserves payable                        --            77
                                                        -------     -------
         Net cash (used in)/provided by
           operating activities                             (56)      1,120
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                         1,296         261
                                                        -------     -------
         Net cash provided by investing
           activities                                     1,296         261
                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable                               --        (5,788)
                                                        -------     -------
         Net cash used in financing
           activities                                      --        (5,788)
                                                        -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                               1,240      (4,407)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                  4,569       8,444
                                                        -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 5,809     $ 4,037
                                                        =======     =======

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)



SUPPLEMENTAL CASH FLOWS INFORMATION:

     Interest paid                                           $   --      $  156

NONCASH TRANSACTIONS:

     Recognition of maintenance reserves on sale
       of aircraft as income                                     --       1,277
     Receivable arising from sale of Boeing 727-200              --       2,000
     Receivable arising from sale of A-300                       --         200


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2003
                                 --------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.       Aircraft

         The Partnership's net investment in aircraft as of March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                   2003                2002
                                                   ----                ----

Aircraft held for sale, at cost                  $ 49,860           $ 49,860
Less:    Accumulated depreciation                 (26,237)           (26,237)
         Write-downs                              (22,733)           (22,733)
                                                 ---------          ---------
Aircraft, net                                    $    890           $    890
                                                 ========           ========

         Vanguard Airlines Lease ("Vanguard"). US Airways returned the MD-81 in July 2001, and in August 2001, the Trust that owned the aircraft entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities.

         The lease agreement had been on a "power by the hour" basis for 36 months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard was also responsible for funding the maintenance reserves for the aircraft. From the beginning of the lease in August

2001 through September 30, 2002, Vanguard had paid a total of $442,000, of which the Trust had paid 50% to the Partnership and 50% to an affiliated Partnership.

         Vanguard, as have many other airlines, has been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flights operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002. At the time of its filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At March 31, 2003, recovery of this amount is unlikely. The Partnership wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002.

         The Partnership sold the MD-81 aircraft on October 25, 2002 for $942,000, $500,000 cash ($250,000 for the Partnership for its 50% interest) and $442,000 of maintenance reserves retained as part of the sales proceeds which represented ($221,000 for the Partnership for its 50% interest).

         TNT Transport International B.V. ("TNT") Lease. In June 1998, the Partnership delivered a Boeing 727-200 advanced aircraft formerly leased to Continental and which had been converted to a freighter to a European freight carrier, TNT Transport International B.V. ("TNT"), for a lease term of four years. The lease provided for monthly rentals of $123,500 and airframe and landing gear reserves aggregating $85 per flight hour. TNT contracted with a third party service provider for maintenance of the engines and provided a $150,000 security deposit.

         TNT returned the aircraft at the end of the lease in June 2002 and paid $507,000 in lieu of the aircraft meeting return conditions, and rent through July 10, 2002. Due to the large number of Boeing 727 freighters available for sale or lease, the Partnership wrote down the aircraft by $500,000 in the second quarter of 2002.

         In the third quarter of 2002, the Partnership took the $150,000 security deposit and the $391,000 maintenance reserves collected from TNT and the $507,000 payment in lieu of the aircraft meeting return conditions, originally booked to maintenance reserves into income. The Partnership also wrote down the aircraft's value by $1,315,000. The aircraft and engines are being offered for sale on an "as-is, where-is" basis.

         Kitty Hawk Aircargo, Inc. ("Kitty Hawk"). One of the Boeing 727-200s, received from Continental as partial satisfaction of the Airbus A-300 return condition was converted to a freighter, hushkitted and delivered to Kitty Hawk in November, 1999. The lease with Kitty Hawk was for 84 months, the lease rate was $112,700 per month and maintenance reserves were to be paid at the rate of $375 per flight hour. Kitty Hawk also provided a security deposit of $225,400.

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but stayed current with regard to its lease payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half the amount due. The Partnership agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership also agreed to a payment of 71% of the rents of December 2001, and January, February 2002 and no maintenance reserves payment for these months. However, Kitty Hawk did not made any payment in March and April 2002.

         In 2001, the Partnership wrote down the value of the aircraft by $4.3 million to a value of $1.1 million, based on collected reserves and the estimated value of the lease unencumbered aircraft. In 2002, the Partnership wrote down the value of the aircraft by an additional $453,000 based on the estimated realizable value of the aircraft.

         The Partnership agreed in May 2002 to a sale of the aircraft to Kitty Hawk for a $750,000 note, subject to documentation and approval of the bankruptcy court. The lease was reinstated with a per month lease rate of $65,000 beginning in May 2002. The aircraft was sold to Kitty Hawk in October 2002 with lease payments made from May 2002 through September 2002 being applied to the note. The remainder of the note was paid at the rate of $65,000 per month from November 2002 through April 2003 (See Note 5."Subsequent Event").

         Emery Worldwide Airlines, Inc. ("Emery") Lease. In June 2000, work commenced to convert the DC-10-10 to a freighter for Emery Worldwide Airlines Inc. ("Emery"). The Emery lease was for 84 months with rent of $218,000 per month. The lease also provided for a two-year renewal at $200,000 per month, followed by three additional two-year renewal options at the then fair market rental. Emery provided a security deposit of $436,000. The aircraft was delivered to Emery in December 2000. At December 31, 2001, the conversion work totaled approximately $13.6 million.

         Due to Federal Aviation Administration certification issues, Emery grounded the DC-10 but had continued to pay rent. The Partnership and Emery reached a Return and Early Termination Agreement on October 24, 2002, where the Partnership accepted the early termination of the lease for a fee of $11,925,000 which included $436,000 security deposit previously received from Emery. The DC-10 aircraft was returned to the Partnership and is being offered for sale on an "as-is, where-is" basis. In December 2002, the Partnership wrote down the aircraft by $14,268,000 based on the early termination fees receivd and a purchase offer of the aircraft, which was not consummated.

         DC-9 Aircraft. One of the Partnership's McDonnell Douglas DC-9s was formerly leased to Aeromexico. The lease expired in February 2000, but Aeromexico continued to pay rent for the aircraft on a month-to-month basis and returned the aircraft in July 2001. In August 2001, Aeromexico paid $688,000 in return condition settlements and $56,500 of remaining rent. The aircraft, whiled parked in Texas, was damaged during a hailstorm in early 2002. The Partnership has filed an insurance claim and the General Partners believe there is adequate insurance in place to compensate for the damage. The aircraft and engines are being offered for sale on an "as-is, where-is" basis.

         Capital Cargo International Airlines, Inc.("Capital Cargo"). Capital Cargo had leased a Boeing 727-200 freighter. Capital Cargo failed to make its lease and reserve payments since January 25, 2001. A notice of default was sent on February 8, 2001 and Capital Cargo returned the Boeing 727-200 on May 23, 2001. On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. On March 15, 2002, the Partnership and Capital Cargo reached a court mediated settlement. According to the settlement, the Partnership agreed to sell the aircraft to Capital Cargo for $2,000,000 and the Partnership retained maintenance reserves of $1,277,000 and a $220,000 security deposit. The $2.0 million purchase price for the aircraft was paid through an initial payment of $625,000, which was received in April 2002, and a twelve-month note with 11 payments of $35,000 and a balloon payment of $1,050,000 received in February 2003 which paid off the note in full. The note bore interest in favor of the Partnership.

         Airbus A-300 Aircraft. In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier. VASP fell in arrears with respect to rent and maintenance reserves and the Partnership won a judgment in court of $3.0 million for past rents and reseves. VASP-owned property in Florida was sold by a court appointed liquidating trustee and the Partnership received a $3.0 million judgment and $500,000 interest in late 2001. In addition, the Partnership received, earlier in 2001, an $800,000 negotiated settlement payment for legal costs and compensation for damage to one of the engines. In March 2002, the Partnership sold the A-300 airframe for $121,000 and in a separate transaction, the Partnership sold the A-300 engines for $200,000.

         Lockheed L-1011. Based on the amount of time the L-1011 had been unsuccessfully offered for lease or sale and the large number of similar aircraft available for lease or sale, the aircraft was written down from $1.7 million to a zero value in 2001. The aircraft was sold for $75,000 in November 2002.

         General. The Partnership will seek to dispose of the remaining aircraft and engines as soon as possible in an "as-is, where-is" condition, although there can be no assurance as to when the sales will be completed.

3.       Transactions With Affiliates

         The Management Fee, Incentive Management Fee and Re-Lease Fee payable to the General Partners are subordinated to the limited partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution as defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon the amount of the Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $2,330,000 were taken into revenue with a corresponding reduction in Payable to Affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and Re-Lease Fees in future quarters.

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three months ended March 31, 2003 payable to the Administrative General Partner.


4.       Notes Payable

         The Partnership obtained a $30 million lending facility on April 14, 2000, and an initial draw down was made of $19.5 million. The loan proceeds were used to retire existing debt of $16.5 million, to replenish working capital and to fund the DC10-10 conversion. The facility was later limited to $25 million because the Aeromexico leases were not extended for two years. The term of the loan was 6 years, with interest payments only for the first twelve months. Thereafter, principal was required to be repaid in equal quarterly installments over 60 months with the first payment due in July 2001. Proceeds from the sale of aircraft were required to be applied to principal reduction and the subsequent required principal payments were reset over the remaining term. The interest rate was 225 basis points over a major money center bank's prime rate. The lender had a mortgaged interest in all aircraft except the 50% interest in the MD-81 aircraft. The loan agreement required that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees.

         On May 1, 2002, the Partnership used the proceeds of asset sales and the VASP settlement to retire the remaining debt.


5.       Subsequent Events

         The Partnership received the last installment payment on the Kitty Hawk Note on April 1, 2003.

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

Liquidity and Capital Resources

         The Partnership owns and manages one commercial and two freighter aircraft and makes distributions to the partners of net cash flow generated by operations. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures for working capital purposes or for debt service. The amount of future cash distributions, if any, will be based on an evaluation of the Partnership's operating results and its current and expected financial position.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in a fund that invests in short-term, highly liquid investments. At March 31, 2003, the Partnership's unrestricted cash and cash equivalents of $5,809,000 was primarily invested in such a fund. This amount was $1,240,000 more than the Partnership's unrestricted cash and equivalents at December 31, 2002 of $4,569,000. This increase in unrestricted cash was primarily due to the receipts of the monthly payments from January 2003 through March 2003 of the Capital Cargo and the Kitty Hawk notes, and the final payment of $1,050,000 on the Capital Cargo's note in February 2003.

         For the quarter ended March 31, 2003, net cash used in operating activities was $56,000, which was comprised of a net loss of $118,000 for the 2003 Quarter adjusted by $53,000 of changes in accounts payable and accrued expense, and $9,000 interest received for the Notes receivable, as discussed below.

         Accounts payable and accrued expenses increased by 38%, or $53,000, from $140,000 at December 31, 2002 to $193,000 at March 31, 2003, due to accrued expense for the quarter that had not been paid at the end of March 2003.

         Net cash provided by investing activities for the 2003 Quarter was $1,296,000, as a result of the $1,104,000 cash proceeds from the sale of the Boeing 727 to Capital Cargo and $192,000 cash proceeds from the sale of the Boeing 727 to Kitty Hawk.

         Rent and other receivables decreased by 95%, or $1,305,000, from $1,370,000 at December 31, 2002 to $65,000 at March 31, 2003. This decrease came from $1,104,000 payments from Capital Cargo and $201,000 payments from Kitty Hawk ($192,000 for principal, $9,000 for interest).

         There was no cash used for financing activities for the 2003 Quarter.

         Partnership's capital was $5,621,000 at March 31, 2003, a decrease of approximately $118,000 or 2% from $5,739,000 at December 31, 2002, as a result of a net loss of $118,000.

         The Partnership paid no distributions during the first quarter of 2003 and does not expect to pay a distribution for the first quarter of 2003, historically paid in April.

Results of Operations

         The Partnership's net loss was $118,000 for the three months ended March 31, 2003 ("2003 Quarter") as compared to net income of $556,000 for the quarter ended March 31, 2002 ("2002 Quarter").

         The Partnership's net loss for the 2003 Quarter as compared to net income for the 2002 Quarter was principally due to no rental income, no gain on sale of aircraft in the 2003 Quarter, partially offset by no depreciation expense, no management expense, and no interest expense in the 2003 Quarter.

         Rental income decreased by $1,185,000 or 100%, from $1,185,000 for the 2002 Quarter to zero in the 2003 Quarter, principally due to the sale in 2002 of the Boeing 727 formerly leased to Kitty Hawk, and the off-lease status in the 2003 Quarter of the DC-10, formerly leased to Emery, and the Boeing 727, formerly leased to TNT.

         Gain on sale of aircraft and engines decreased by $328,000, or 100%, from $328,000 for the 2002 Quarter to zero for the 2003 Quarter. This decrease was attributable to the gain recognized in the 2002 Quarter from the sale of the A-300 airframe and engines. There was no sale of aircraft in the 2003 Quarter.

         Equity in deficits of the MD-81 Trust decreased by $11,000, or 100%, from $11,000 in the 2002 Quarter to zero in the 2003 Quarter, due to the sale of the MD-81 in the October 2002.

         Interest expense decreased by $158,000, or 100%, from $158,000 for the 2002 Quarter to zero for the 2003 Quarter due to the retirement of the note in May 2002.

         Depreciation decreased by $462,000, or 100%, from $462,000 for the 2002 Quarter to zero for the 2003 Quarter, due to the off lease status of the remaining aircraft in the 2003 Quarter.

         Management and re-lease fees payable to the General Partners decreased by 100%, from $172,000 for the 2002 Quarter to zero for the 2003 Quarter. Based upon the Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for the fiscal year 2000 through the first quarter of 2002.

         General and administrative expenses decreased by $65,000, or 48%, from $136,000 for the 2002 Quarter to $71,000 for the 2003 Quarter due primarily to legal fees related to the Capital Cargo litigation incurred in the 2002 Quarter.

         Direct lease expenses increased by $16,000, or 30%, from $53,000 for the 2002 Quarter to $69,000 in the 2003 Quarter due primarily to $45,000 storage expense for the DC-10, formerly leased to Emery.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 2003.

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

                                            Pegasus Aircraft Partners II, L.P.
                                            (Registrant)

                                            By: Air Transport Leasing, Inc.
                                                Administrative General Partner

Date:  May 9, 2003                          By: /s/ CLIFFORD B. WATTLEY
                                                -----------------------
                                                Clifford B. Wattley
                                                President and Director

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

Date: May 9, 2003

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

Date: May 9, 2003

By:    /s/ CLIFFORD B. WATTLEY
       -----------------------
       Clifford B. Wattley
       President and Director of Air Transport Leasing, Inc.
       Administrative General Partner of Pegasus Aircraft Partners II, L.P.