Form 10-Q
period 2003-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2003-08-14
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2003
                              --------------------------------------------------

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
                                             ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes     No  X
                                                 ---     ---

                       This document consists of 23 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Balance Sheets - June 30, 2003 and December 31, 2002        3

                  Statements of Income/(Loss) for the three months
                  ended June 30, 2003 and 2002                                4

                  Statements of Income/(Loss) for the six months              5
                  ended June 30, 2003 and 2002

                  Statements of Partners' Capital for the six
                  months ended June 30, 2003 and 2002                         6

                  Statements of Cash Flows for the six months
                  ended June 30, 2003 and 2002                                7

                  Notes to Financial Statements                               9

         Item 2.  Management's Discussion and Analysis of                    14
                  Financial Condition and Results of Operations

         Item 4.  Controls and Procedures                                    17

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                          18

         Signature                                                           19

         Certifications                                                      20

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

        BALANCE SHEETS -- JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
        -----------------------------------------------------------------

                                     ASSETS
                                     ------
                                                       2003        2002
                                                       ----        -----
                                                (in thousands, except unit data)

Cash and cash equivalents                              $5,741      $4,569
Rent and other receivables                               --         1,370
Aircraft, net                                             890         890
Other assets                                               30          24
                                                       ------      ------
   Total Assets                                        $6,661      $6,853
                                                       ======      ======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                  $  158      $  140
Payable to affiliates                                     974         974
Distribution payable                                    2,931        --
                                                       ------      ------
   Total Liabilities                                    4,063       1,114
                                                       ------      ------

PARTNERS' CAPITAL:
General Partners                                       $   28      $   59
Limited Partners (7,255,000 units issued and
  outstanding in 2003 and 2002)                         2,570       5,680
                                                       ------      ------
   Total Partners' Capital                              2,598       5,739
                                                       ------      ------
     Total Liabilities and Partners' Capital           $6,661      $6,853
                                                       ======      ======



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                           STATEMENTS OF INCOME/(LOSS)
                           ---------------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                -------------------------------------------------
                                   (unaudited)


                                                        2003           2002
                                                        ----           ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                     $      --      $     1,118
   Equity in (deficit)/earnings of MD-81 Trust              --              (11)
   Interest                                                   12              9
   Management and re-lease fees reversal                    --            2,502
                                                     -----------    -----------
                                                              12          3,618
                                                     -----------    -----------

EXPENSES:
   Depreciation and amortization                            --              461
   Write-downs                                              --              500
   Interest                                                 --              235
   General and administrative                                 79            141
   Direct lease                                               25             57
                                                     -----------    -----------
                                                             104          1,394
                                                     -----------    -----------
NET INCOME/(LOSS)                                    $       (92)   $     2,224
                                                     ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                           $        (1)   $        23
   To the Limited Partners                                   (91)         2,201
                                                     -----------    -----------
                                                     $       (92)   $     2,224
                                                     ===========    ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT       $     (0.01)   $      0.30
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               7,255,000      7,255,000
                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                           STATEMENTS OF INCOME/(LOSS)
                           ---------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 -----------------------------------------------
                                   (unaudited)


                                                       2003            2002
                                                       ----            ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Rentals from operating leases                     $      --      $     2,303
   Gain on sale of aircraft                                 --              328
   Equity in (deficit)/earnings of MD-81 Trust              --              (22)
   Interest                                                   34             44
   Management and re-lease fees reversal                    --            2,330
                                                     -----------    -----------
                                                              34          4,983
                                                     -----------    -----------

EXPENSES:
   Depreciation and amortization                            --              923
   Write-downs                                              --              500
   Interest                                                 --              393
   General and administrative                                150            277
   Direct lease                                               94            110
                                                     -----------    -----------
                                                             244          2,203
                                                     -----------    -----------
NET INCOME/(LOSS)                                    $      (210)   $     2,780
                                                     ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                           $        (2)   $        28
   To the Limited Partners                                  (208)         2,752
                                                     -----------    -----------
                                                     $      (210)   $     2,780
                                                     ===========    ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT       $     (0.03)   $      0.38
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               7,255,000      7,255,000
                                                     ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 -----------------------------------------------
                                   (unaudited)



                                            General       Limited
                                           Partners      Partners       Total
                                           --------      --------       -----
                                              (dollar amounts in thousands)

Balance, January 1, 2003                   $     59      $  5,680      $  5,739

   Net loss                                      (2)         (208)         (210)
   Distributions to partners                    (29)       (2,902)       (2,931)
                                           --------      --------      --------

Balance, June 30, 2003                     $     28      $  2,570      $  2,598
                                           ========      ========      ========




Balance, January 1, 2002                   $    169      $ 16,587      $ 16,756

   Net income                                    28         2,752         2,780
                                           --------      --------      --------

Balance, June 30, 2002                     $    197      $ 19,339      $ 19,536
                                           ========      ========      ========







   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 -----------------------------------------------
                                   (unaudited)
                                                           2003       2002
                                                           ----       ----
                                                   (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                     $  (210)   $ 2,780
   Adjustments to reconcile net income/(loss) to net
    cash provided by operating activities:
       Gain on sale of aircraft                             --         (328)
       Depreciation and amortization                        --          923
       Equity in deficits/(earnings) of MD-81 Trust         --           22
       Write-downs                                          --          500
   Change in assets and liabilities:
       Rent and other receivables                           --          100
       Other assets                                           (6)       234
       Accounts payable and accrued expenses                  18        (99)
       Accrued interest payable                             --          (28)
       Payable to affiliates                                --       (2,330)
       Maintenance reserves payable                         --          648
                                                         -------    -------
         Net cash (used in)/provided by operating
           activities                                       (198)     2,422
                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                          1,370      1,191
                                                         -------    -------
         Net cash provided by investing activities         1,370      1,191
                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable                                --       (9,483)
                                                         -------    -------
         Net cash used in financing activities              --       (9,483)
                                                         -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                1,172     (5,870)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           4,569      8,444
                                                         -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 5,741    $ 2,574
                                                         =======    =======

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 -----------------------------------------------
                                   (unaudited)




                                                          2003       2002
                                                          ----       ----
                                                   (dollar amounts in thousands)



SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid during the period for:
     Interest                                             $ --      $  199

NONCASH TRANSACTIONS:
     Distributions declared but unpaid                     2,931      --
     Recognition of maintenance reserves on sale of
       aircraft as income                                   --       1,277
     Receivable arising from sale of Boeing 727-200         --       1,270






   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 2003
                                  -------------
                                   (unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.       Aircraft

         The Partnership's net investment in aircraft as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

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

         Vanguard, as have many other airlines, has been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flights operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Partnership on September 30, 2002. At the time of it's filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At June 30, 2003, recovery of this amount is unlikely. The Partnership wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002.

         The  Partnership  sold the  MD-81  aircraft  on  October  25,  2002 for
$500,000 cash ($250,000 for the Partnership for its 50% interest). The Partnership retained $442,000 of maintenance reserves ($221,000 for the Partnership for its 50% interest).

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

         Kitty Hawk filed for bankruptcy protection under Chapter 11 on May 1, 2000, but stayed current with regard to its lease payments through September 2001. For the months of October, November, and December 2001, Kitty Hawk could not make a full payment of the monthly rent, and the Partnership agreed to a payment of only half the amount due. The Partnership agreed to a 50% reduction of the maintenance reserves due for the months of September, October, and November 2001. The Partnership also agreed to a payment of 71% of the rents of

December 2001, and January, February 2002 and no maintenance reserve payment for these months. However, Kitty Hawk did not make any payment in March and April 2002.

         In 2001, the Partnership wrote down the value of the aircraft by $4.3 million to a value of $1.1 million, based on collected reserves and the estimated value of the lease unencumbered aircraft. In 2002, the Partnership wrote down the value of the aircraft by an additional $453,000 based on the estimated realizable value of the aircraft.

         The Partnership agreed in May 2002 to a sale of the aircraft to Kitty Hawk for a $750,000 note, subject to documentation and approval of the bankruptcy court. The lease was reinstated with a per month lease rate of $65,000 beginning in May 2002. The aircraft was sold to Kitty Hawk in October 2002 with lease payments made from May 2002 through September 2002 being applied to the note. The remainder of the note was paid at the rate of $65,000 per month from November 2002 through April 2003. The Partnership received the last installment on the Kitty Hawk Note on April 1, 2003.

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

         Due to Federal Aviation Administration certification issues, Emery grounded the DC-10 but had continued to pay rent. The Partnership and Emery reached a Return and Early Termination Agreement on October 24, 2002, where the Partnership accepted the early termination of the lease for a fee of $11,925,000 which included $436,000 security deposit previously received from Emery. The DC-10 aircraft was returned to the Partnership and is being offered for sale on an "as-is, where-is" basis. In December 2002, the Partnership wrote down the aircraft by $14,268,000 based on the early termination fees received and a purchase offer of the aircraft, which was not consummated. The Partnership is offering the aircraft for sale on an "as-is, where-is" basis.

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

         Capital Cargo International Airlines, Inc. ("Capital Cargo"). Capital Cargo had leased a Boeing 727-200 freighter. Capital Cargo failed to make its lease and reserve payments starting in January 2001. A notice of default was sent on February 8, 2001 and Capital Cargo returned the Boeing 727-200 on May 23, 2001. On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. On March 15, 2002, the Partnership and Capital Cargo reached a court mediated settlement. According to the settlement, the Partnership agreed to sell the aircraft to Capital Cargo for $2,000,000 and the Partnership retained maintenance reserves of $1,277,000 and a $220,000 security deposit. The $2.0 million purchase price for the aircraft was paid through an initial payment of $625,000, which was received in April 2002, and a twelve-month note with 11 payments of $35,000 and a balloon payment of $1,050,000 received in February 2003 which paid off the note in full. The note bore interest in favor of the Partnership.

         Airbus A-300 Aircraft. In 1998 and 1999, the Partnership leased, on a short-term (six month minimum) basis, its two CF6-50C2 engines from the Airbus A-300 aircraft to Viacao Aerea Sao Paulo S.A. ("VASP"), a Brazilian carrier. VASP fell in arrears with respect to rent and maintenance reserves and the Partnership won a judgment in court of $3.0 million for past rents and reseves. VASP-owned property in Florida was sold by a court appointed liquidating trustee and the Partnership received a $3.0 million judgment and $500,000 interest in late 2001. In addition, the Partnership received, earlier in 2001, an $800,000 negotiated settlement payment for legal costs and compensation for damage to one of the engines. In March 2002, the Partnership sold the A-300 airframe for $121,000 and in a separate transaction, the Partnership sold the engines from the A-300 for $200,000.

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the six months ended June 30, 2003 payable to the Administrative General Partner.


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


5.       Subsequent Event

         On June 25, 2003, the Partnership declared a special distribution of $0.40 per unit which was paid on August 7, 2003 to unit holders of record as of August 1, 2003. The Partnership also suspended the third party transfer of Units, effective July 15, 2003.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages one commercial passenger and two freighter aircraft and makes distributions to the partners of net cash flow generated by operations. All three aircraft are parked, not generating any revenues and are being offered for sale on an "as-is, where-is" basis. In certain situations, the Partnership may retain cash flow from operations to finance authorized capital expenditures or for working capital purposes. The amount of future cash distributions, if any, will be based on an evaluation of the Partnership's current and expected financial position. At the current time, the Partnership does not anticipate making additional distributions until the termination of the Partnership and its winddown.

         The Partnership invests working capital and cash flow from operations prior to distributions to the partners in a fund that invests in short-term, highly liquid investments. At June 30, 2003, the Partnership's unrestricted cash and cash equivalents of $5,741,000 were primarily invested in such a fund. This amount was $1,172,000 more than the Partnership's unrestricted cash and cash equivalents at December 31, 2002 of $4,569,000. This increase in unrestricted cash was primarily attributable to $1,370,000 cash from investing activities offset by cash used in operating activities of $198,000. There were no cash financing activities in the six months ended June 30, 2003.

         For the six months ended June 30, 2003 ("2003 Period"), net cash used in operating activities was $198,000, which was a net loss of $210,000 for the 2003 Period adjusted by changes in assets and liabilities, as discussed below.

         Accounts payable and accrued expenses increased by 13%, or $18,000, from $140,000 at December 31, 2002 to $158,000 at June 30, 2003, primarily due to accrued expense for the 2003 Period that had not been paid at the end of June 2003.

         Rent and other receivables decreased by 100%, or $1,370,000, from $1,370,000 at December 31, 2002 to zero at June 30, 2003. This decrease came from $1,104,000 payments from Capital Cargo and $266,000 payments from Kitty Hawk.

         Net cash provided by investing activities for the 2003 Quarter was $1,370,000, as a result of the $1,104,000 cash proceeds from the sale of the Boeing 727 to Capital Cargo and $266,000 cash proceeds from the sale of the Boeing 727 to Kitty Hawk.

         Partnership's capital was $2,598,000, a decrease of approximately $3,141,000, or 55% from $5,739,000 at December 31, 2002, as a result of a net loss of $210,000 and the $2,931,000 accrued distributions to partners at June 30, 2003.

         The Partnership paid no distributions during the second quarter of 2003 but declared a special distribution on June 24, 2003 to unit holders of record as of August 1, 2003 and paid the distribution on August 7, 2003 (see Note 5. "Subsequent Event").

Results of Operations
---------------------

         The Partnership's net loss was $92,000 for the three months ended June 30, 2003 (the "2003 Quarter") and $210,000 for the six months ended June 30, 2003 (the "2003 Period"), respectively, as compared to net income of $2,224,000 and $2,780,000 for the three months and six months ended June 30, 2002 (the "2002 Quarter" and the "2002 Period"), respectively. This decrease was principally due to no rental income in the 2003 Quarter and Period, income in the 2002 Period and Quarter for the reversal of accrued management fees with no corresponding amounts in the 2003 Period or Quarter and gain on sale of aircraft in the 2002 Quarter and Period. The decrease was partially offset by no depreciation and write down expense in the 2003 Period and Quarter and a decrease in overall expense in the 2003 Period and Quarter.

         Rental income decreased by 100% or $1,118,000, from $1,118,000 for the 2002 Quarter to zero in the 2003 Quarter, and by $2,303,000, from $2,303,000 in the 2002 Period to zero in the 2003 Period principally due to the sale in 2002 of the Boeing 727 formerly leased to Kitty Hawk, and the off-lease status in the 2003 Quarter and Period of the DC-10, formerly leased to Emery, and the Boeing 727, formerly leased to TNT.

         Gain on the sale of aircraft decreased by 100%, or $328,000, from $328,000 for the 2002 Period to zero for the 2003 Period. This decrease was attributable to the gain recognized from the sale of the Boeing 727, formerly leased to Capital Cargo, and the sale of the A-300 airframe and engines in the 2002 Period, as compared to no sale of aircraft or equipment in the 2003 Period. There was no sale of aircraft or equipment in both the 2002 Quarter and the 2003 Quarter.

         Equity in deficits of the MD-81 trust decreased by 100%, or $11,000, from $11,000 for the 2002 Quarter to zero for the 2003 Quarter, and by 100%, or $22,000, from $22,000 for the 2002 Period to zero for the 2003 Period, due to the sale of the MD-81 in October 2002.

         Depreciation expense decreased by 100%, or $461,000, from $461,000 for the 2002 Quarter to zero for the 2003 Quarter, and by 100%, or $923,000, from $923,000 for the 2002 Period to zero for the 2003 Period due to the off lease status of the remaining aircraft in the 2003 Quarter.

         Interest expense decreased by 100%, or $235,000, from $235,000 for the 2002 Quarter to zero for the 2003 Quarter, and by 100%, or $393,000, from $393,000 for the 2002 Period to zero for the 2003 Period, due to the retirement of the note in May 2002.

         General and administrative expenses decreased by 44%, or $62,000, from $141,000 for the 2002 Quarter to $79,000 for the 2003 Quarter, and by 46%, or $127,000, from $277,000 for the 2002 Period to $150,000 for the 2003 Period.

This decrease was due primarily to legal fees related to the Capital Cargo litigation in the 2002 Quarter and Period.

         Direct lease expenses decreased by 56%, or $32,000, from $57,000 for the 2002 Quarter to $25,000 for the 2003 Quarter, and by 15%, or $16,000, from $110,000 for the 2002 Period to $94,000 for the 2003 Period. This decrease was due primarily to the recording of a refund due to the Partnership for insurance premiums paid in 2002 in the 2003 Quarter and Period.

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


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Partnership filed a report on Form 8-K during the second quarter of the fiscal year ending December 31, 2003, reporting the declaration on June 24, 2003 of a special distribution of $0.40 per Unit to Unit holders of record as of August 1, 2003, paid on August 7, 2003. The Partnership also reported the suspension of third party transfers effective as of July 15, 2003.

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

                                            Pegasus Aircraft Partners II, L.P.
                                            (Registrant)

                                            By: Air Transport Leasing, Inc.
                                                Administrative General Partner

Date:  August 14, 2003                      By: /s/ CLIFFORD B. WATTLEY
                                                -----------------------
                                                Clifford B. Wattley
                                                President and Director

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

Date: August 14, 2003

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

Date: August 14, 2003

By:    /s/ CLIFFORD B. WATTLEY
       -----------------------
       Clifford B. Wattley
       President and Director of Air Transport Leasing, Inc.
       Administrative General Partner of Pegasus Aircraft Partners II, L.P.