Form 10-Q
period 2003-09-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2003-11-13
CIK 849870

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to______________

Commission file number 0-18387

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
              ----------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                       This document consists of 21 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I       FINANCIAL INFORMATION

             Item 1.      Financial Statements (unaudited)

                          Balance Sheets - September 30, 2003 and December 31, 2002                3

                          Statements of Income/(Loss) for the three months
                          ended September 30, 2003 and 2002                                        4

                          Statements of Income/(Loss) for the nine months
                          ended September 30, 2003 and 2002                                        5

                          Statements of Partners' Capital for the nine
                          months ended September 30, 2003 and 2002                                 6

                          Statements of Cash Flows for the nine months
                          ended September 30, 2003 and 2002                                        7

                          Notes to Financial Statements                                            9

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                           14

             Item 4.      Controls and Procedures                                                 17

PART II      OTHER INFORMATION

             Item 6.      Exhibits and Reports on Form 8-K.                                       18

             Signature                                                                            19

             Certifications                                                                       20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

     BALANCE SHEETS -- SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                                                         2003                  2002
                                                                         ----                  ----
                                                                      (in thousands, except unit data)
                                       ASSETS
Cash and cash equivalents                                            $     3,558           $     4,569
Rent and other receivables                                                     -                 1,370
Aircraft, net                                                                375                   890
Other assets                                                                  21                    24
                                                                     -----------           -----------
   Total Assets                                                      $     3,954           $     6,853
                                                                     ===========           ===========

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued expenses                                $       174           $       140
Payable to affiliates                                                        974                   974
                                                                     -----------           -----------
   Total Liabilities                                                       1,148                 1,114
                                                                     -----------           -----------

PARTNERS' CAPITAL:
General Partners                                                              28                    59
Limited Partners (7,255,000 units issued and outstanding
  in 2003 and 2002)                                                        2,778                 5,680
                                                                     -----------           -----------
   Total Partners' Capital                                                 2,806                 5,739
                                                                     -----------           -----------
     Total Liabilities and Partners' Capital                         $     3,954           $     6,853
                                                                     ===========           ===========

     The accompanying notes are an integral part of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                           STATEMENTS OF INCOME/(LOSS)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                         2003                  2002
                                                                         ----                  ----
                                                                         (in thousands, except unit
                                                                         data and per unit amounts)
REVENUES:
   Rentals from operating leases                                     $         -           $       849
   Gain on sale of aircraft from insurance settlement                        819                     -
   Equity in (deficit)/earnings of MD-81 Trust                                 -                  (526)
   Interest                                                                    6                    11
   Management and re-lease fees reversal                                       -                 1,865
   Other                                                                       -                     -
                                                                     -----------           -----------
                                                                             825                 2,199
                                                                     -----------           -----------

EXPENSES:
   Depreciation and amortization                                               -                   344
   Write-downs                                                               515                 2,250
   Interest                                                                    -                     -
   General and administrative                                                 69                   152
   Direct lease                                                               32                   152
                                                                     -----------           -----------
                                                                             616                 2,898
                                                                     -----------           -----------
NET INCOME/(LOSS)                                                    $       209           $      (699)
                                                                     ===========           ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                                           $         2           $        (7)
   To the Limited Partners                                                   207                  (692)
                                                                     -----------           -----------
                                                                     $       209           $      (699)
                                                                     ===========           ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT                       $       .03           $     (0.10)
                                                                     ===========           ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                               7,255,000             7,255,000
                                                                     ===========           ===========

     The accompanying notes are an integral part of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                           STATEMENTS OF INCOME/(LOSS)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                         2003                  2002
                                                                         ----                  ----
                                                                         (in thousands, except unit
                                                                         data and per unit amounts)
REVENUES:
   Rentals from operating leases                                     $         -           $     3,152
   Gain on sale of aircraft from insurance settlement                        819                     -
   Gain on sale of aircraft                                                    -                   328
   Equity in (deficit)/earnings of MD-81 Trust                                 -                  (548)
   Interest                                                                   41                    55
   Management and re-lease fees reversal                                       -                 2,330
   Other                                                                       -                 1,865
                                                                     -----------           -----------
                                                                             860                 7,182
                                                                     -----------           -----------

EXPENSES:
   Depreciation and amortization                                               -                 1,267
   Write-downs                                                               515                 2,750
   Interest                                                                    -                   393
   General and administrative                                                220                   429
   Direct lease                                                              126                   262
                                                                     -----------           -----------
                                                                             861                 5,101
                                                                     -----------           -----------
NET INCOME/(LOSS)                                                    $        (1)          $     2,081
                                                                     ===========           ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                                           $         -           $        21
   To the Limited Partners                                                    (1)                2,060
                                                                     ------------          -----------
                                                                     $        (1)          $     2,081
                                                                     ===========           ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT                       $         -           $      0.29
                                                                     ===========           ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                               7,255,000             7,255,000
                                                                     ===========           ===========

     The accompanying notes are an integral part of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                        GENERAL               LIMITED
                                       PARTNERS               PARTNERS           TOTAL
                                       --------               --------           -----
                                                           (In thousands)
Balance, January 1, 2003              $        59           $     5,680      $     5,739

   Net loss                                     -                    (1)              (1)
   Distributions to partners                  (31)               (2,901)          (2,932)
                                      -----------           -----------      -----------

Balance, September 30, 2003           $        28           $     2,778      $     2,806
                                      ===========           ===========      ===========

Balance, January 1, 2002              $       169           $    16,587      $    16,756

   Net income                                  21                 2,060            2,081
                                      -----------           -----------      -----------

Balance, September 30, 2002           $       190           $    18,647      $    18,837
                                      ===========           ===========      ===========

     The accompanying notes are an integral part of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                         2003                  2002
                                                                         ----                  ----
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                 $        (1)          $     2,081
   Adjustments to reconcile net income/(loss) to net
    cash (used in)/provided by operating activities:
       Gain on sale of aircraft from insurance settlement                   (819)                    -
       Gain on sale of aircraft                                                -                  (328)
       Depreciation and amortization                                           -                 1,267
       Equity in deficits/(earnings) of MD-81 Trust                            -                   548
       Write-downs                                                           515                 2,750
   Change in assets and liabilities:
       Rent and other receivables                                              9                   100
       Other assets                                                            3                   240
       Accounts payable and accrued expenses                                  34                   (99)
       Accrued interest payable                                                -                   (28)
       Payable to affiliates                                                   -                (2,302)
       Deferred rental income and deposits                                                        (375)
       Maintenance reserves payable                                            -                  (817)
                                                                     -----------           -----------
         Net cash (used in)/provided by operating activities                (259)                3,037
                                                                     -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft - insurance settlement                     819                     -
   Proceeds from sale of aircraft - note collections                       1,361                     -
   Proceeds from sale of aircraft                                              -                 1,296
                                                                     -----------           -----------
         Net cash provided by investing activities                         2,180                 1,296
                                                                     -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to partners                                               (2,932)                    -
   Repayment of note payable                                                   -                (9,483)
                                                                     -----------           -----------
         Net cash used in financing activities                            (2,932)               (9,483)
                                                                     -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,011)               (5,150)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4,569                 8,444
                                                                     -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     3,558           $     3,294
                                                                     ===========           ===========

     The accompanying notes are an integral part of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                   2003           2002
                                                                                   ----           ----
                                                                                      (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
     Cash paid during the period for interest                                   $         -     $     199

     Non-Cash Activities:
       Recognition of maintenance reserves on sale of aircraft as income                  -         1,277
       Receivable arising from sale of Boeing 727-200                                     -         1,165

     The accompanying notes are an integral part of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1. GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE 2. AIRCRAFT

         The Partnership's net investment in aircraft as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                              2003                  2002
                                              ----                  ----
Aircraft held for sale, at cost           $    49,860           $    49,860
Less:    Accumulated depreciation             (26,237)              (26,237)
         Write-downs                          (23,248)              (22,733)
                                          -----------           -----------
Aircraft, net                             $       375           $       890
                                          ===========           ===========

         VANGUARD AIRLINES LEASE ("VANGUARD"). In August 2001, the Trust that owned the MD-81 aircraft entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities.

         The lease agreement was on a "power by the hour" basis for 36 months, starting August 27, 2001, at the rate of $600 per flight hour, to a maximum of $130,000 per month. Vanguard was also responsible for funding the maintenance reserves for the aircraft. From the beginning of the lease in August 2001 through September 30, 2002, Vanguard had paid a total of $442,000, of which the Trust had paid 50% to the Partnership and 50% to an affiliated Partnership.

         Vanguard, as have many other airlines, has been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flights operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Trust on September 30, 2002. At the time of it's filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At September 30, 2003, recovery of this amount is unlikely. The Trust wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002.

         The Trust sold the MD-81 aircraft on October 25, 2002 for $500,000 cash ($250,000 for the Partnership for its 50% interest). The Trust retained $442,000 of maintenance reserves ($221,000 for the Partnership for its 50% interest).

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

         In the third quarter of 2002, the Partnership took the $150,000 security deposit and the $391,000 maintenance reserves collected from TNT and the $507,000 payment in lieu of the aircraft meeting return conditions, originally booked to maintenance reserves into income. The Partnership also wrote down the aircraft's value by $1,315,000. The Partnership wrote down the aircraft's carrying value by an additional $90,000 at September 30, 2003. The aircraft and engines are being offered for sale on an "as-is, where-is" basis.

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

         Due to Federal Aviation Administration certification issues, Emery grounded the DC-10 but had continued to pay rent. The Partnership and Emery reached a Return and Early Termination Agreement on October 24, 2002, where the Partnership accepted the early termination of the lease for a fee of $11,925,000 which included $436,000 security deposit previously received from Emery. The DC-10 aircraft was returned to the Partnership and is being offered for sale on an "as-is, where-is" basis. In December 2002, the Partnership wrote down the aircraft by $14,268,000 based on the early termination fees received and a purchase offer of the aircraft, which was not consummated. The Partnership wrote down the aircraft's carrying value by an additional $200,000 at September 30, 2003. The Partnership is offering the aircraft for sale on an "as-is, where-is" basis.

         DC-9 AIRCRAFT. One of the Partnership's McDonnell Douglas DC-9s was formerly leased to Aeromexico. The lease expired in February 2000, but Aeromexico continued to pay rent for the aircraft on a month-to-month basis and returned the aircraft in July 2001. In August 2001, Aeromexico paid $688,000 in return condition settlements and $56,500 of remaining rent. The aircraft, while parked in Texas, was damaged during a hailstorm in early 2002. The Partnership filed an insurance claim and on September 30, 2003, the Partnership received insurance proceeds of $819,421 as compensation for the hail damage to this aircraft. Because the decision was made not to repair the aircraft to its pre-damage condition, the Partnership recognized a gain equal to the amount of the proceeds and wrote down the aircraft's carrying value by an additional $225,000 at September 30, 2003. The Partnership retains ownership of the aircraft and the airframe and engines are being offered for sale on an "as-is, where-is" basis.

         CAPITAL CARGO INTERNATIONAL AIRLINES, INC. ("CAPITAL CARGO"). Capital Cargo had leased a Boeing 727-200 freighter. Capital Cargo failed to make its lease and reserve payments starting in January 2001. A notice of default was sent on February 8, 2001 and Capital Cargo returned the Boeing 727-200 on May 23, 2001. On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. On March 15, 2002, the Partnership and Capital Cargo reached a court mediated settlement. According to the settlement, the Partnership agreed to sell the aircraft to Capital Cargo for $2.0 million and the Partnership retained maintenance reserves of $1,277,000 and a $220,000 security deposit. The $2.0 million purchase price for the aircraft was paid through an initial payment of $625,000, which was received in April 2002, and a twelve-month note with 11 payments of $35,000 and a balloon payment of $1,050,000 received in February 2003 which paid off the note in full. The note bore interest in favor of the Partnership.

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

NOTE 3. TRANSACTIONS WITH AFFILIATES

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the nine months ended September 30, 2003 payable to the Administrative General Partner.

NOTE 4. NOTES PAYABLE

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

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership owns and manages one commercial passenger and two freighter aircraft and makes distributions to the partners out of the Partnership's net cash flow generated by operations. The Partnership is attempting to sell the remaining three aircraft, in an "as-is, where-is" condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made within twelve months of the final aircraft sale.

         The Partnership invests working capital and cash flow from operations prior to distributions to the partners in a fund that invests in short-term, highly liquid investments. At September 30, 2003, the Partnership's unrestricted cash and cash equivalents of $3,558,000 were primarily invested in such a fund. This amount was $1,011,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 2002 of $4,569,000. This decrease in unrestricted cash was primarily attributable to a $2,932,000 distribution paid to partners and to cash used in operating activities of $259,000, offset by $2,180,000 cash from investing activities.

         For the nine months ended September 30, 2003 ("2003 Period"), net cash used in operating activities was $259,000, which was a net loss of $1,000 for the 2003 Period adjusted by write down expense of $515,000, a gain on insurance proceeds of $819,000 and changes in assets and liabilities, as discussed below.

         Accounts payable and accrued expenses increased by 24%, or $34,000, from $140,000 at December 31, 2002 to $174,000 at September 30, 2003, primarily due to accrued expense for the 2003 Period that had not been paid at the end of September 2003.

         Rent and other receivables decreased by 100%, or $1,370,000, from $1,370,000 at December 31, 2002 to zero at September 30, 2003. This decrease came from $1,104,000 payments from Capital Cargo and $266,000 payments from Kitty Hawk.

         Net cash provided by investing activities for the 2003 Period was $2,180,000, as a result of the $1,104,000 cash proceeds from the sale of the Boeing 727 to Capital Cargo, $266,000 cash proceeds from the sale of the Boeing 727 to Kitty Hawk, and cash proceeds of $819,000 from the insurance compensation for damage to the McDonnell Douglas DC-9 formerly leased to Aeromexico.

         Partnership's capital was $2,806,000, a decrease of approximately $2,933,000, or 51% from $5,739,000 at December 31, 2002, as a result of a net loss of $1,000 and the July 2003, $2,932,000 distributions paid to partners.

RESULTS OF OPERATIONS

         The Partnership had net income of $209,000 for the three months ended September 30, 2003 (the "2003 Quarter") and a net loss of $1,000 for the nine months ended September 30, 2003 (the "2003 Period"), respectively, as compared to a net loss of $699,000 and net income of $2,081,000 for the three months and nine months ended September 30, 2002 (the "2002 Quarter" and the "2002 Period"), respectively. Net income during the 2003 Quarter, as compared to a net loss during the 2002 Quarter, was principally due to lower write down expense, an absence of depreciation and a gain on sale of aircraft during the 2003 Quarter. The net loss for the 2003 Period, as compared to net income for the 2002 Period, is primarily due to no rental income, partially offset by no depreciation and larger gain on sale of aircraft, in the 2003 Period, income for the reversal of accrued management fees and other income from maintenance reserves and security deposits in the 2002 Period, with no corresponding amounts in the 2003 Period.

         Rental income decreased by $849,000, from $849,000 for the 2002 Quarter to zero in the 2003 Quarter, and by $3,152,000, from $3,152,000 in the 2002 Period to zero in the 2003 Period principally due to the sale in 2002 of the Boeing 727 formerly leased to Kitty Hawk, and the off-lease status in the 2003 Quarter and Period of the DC-10, formerly leased to Emery, and the Boeing 727, formerly leased to TNT.

         Gain on insurance proceeds increased by $819,000, from zero for the 2002 Quarter and Period to $819,000 for the 2003 Quarter and Period, due to the proceeds received from insurance compensation for hail damage to the McDonnell Douglas DC-9 formerly leased to Aeromexico (see Note 2 also).

         Gain on the sale of aircraft decreased by $328,000, from $328,000 for the 2002 Period to zero, for the 2003 Period. This decrease was attributable to the gain recognized in the 2002 Period on the sale of the Boeing 727, formerly leased to Capital Cargo, and the sale of the A-300 airframe and engines. . There were no sales of aircraft during the 2003 Period and the 2003 and 2002 Quarters.

         Equity in deficits of the MD-81 trust decreased by $526,000, from $526,000 for the 2002 Quarter to zero for the 2003 Quarter, and by $548,000, from $548,000 for the 2002 Period to zero for the 2003 Period, due to the sale of the MD-81 in October 2002.

         Depreciation expense decreased by $344,000, from $344,000 for the 2002 Quarter to zero for the 2003 Quarter, and by 100%, or $1,267,000, from $1,267,000 for the 2002 Period to zero for the 2003 Period due to the off lease status of the remaining aircraft in the 2003 Quarter.

         Interest expense decreased by $393,000, from $393,000 for the 2002 Period to zero for the 2003 Period, due to the retirement of the note in May 2002. There was no interest expense during the 2003 or 2002 Quarter.

         General and administrative expenses decreased by 55%, or $83,000, from $152,000 for the 2002 Quarter to $69,000 for the 2003 Quarter, and by 49%, or $209,000, from $429,000 for the 2002 Period to $220,000 for the 2003 Period.
This decrease was primarily due to legal fees related to the Capital Cargo litigation in the 2002 Quarter and Period.

         Direct lease expenses decreased by 79%, or $120,000, from $152,000 for the 2002 Quarter to $32,000 for the 2003 Quarter, and by 52%, or $136,000, from $262,000 for the 2002 Period to $126,000 for the 2003 Period. This decrease was due primarily to the recording of a refund due to the Partnership for insurance premiums paid in 2002 in the 2003 Quarter and Period and lower aircraft storage and maintenance costs in the 2002 and 2003 Quarter and Period.

ITEM 4. CONTROLS AND PROCEDURES

         The President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. (collectively, the "Certifying Officers") have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. These disclosure controls and procedures are those controls and procedures which are designed to insure that all the information required to be disclosed by the Partnership in all its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Commission and that the information is communicated to the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. on a timely basis.

         The Certifying Officers concluded, based on such evaluation, that the Partnership's disclosure controls and procedures were suitable and effective for the Partnership as of the end of the period covered by this report, taking into consideration the size and nature of the Partnership's business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)

              31.1   Rule 13a-14(a)/15d-14(a) Certification.

              31.2   Rule 13a-14(a)/15d-14(a) Certification.

              32.1   Section 1350 Certification.

              32.2   Section 1350 Certification.

         (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

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

                                              Pegasus Aircraft Partners II, L.P.
                                              (Registrant)

                                              By: Air Transport Leasing, Inc.
                                                  Administrative General Partner

Date: November 13, 2003                       By: /s/ CLIFFORD B. WATTLEY
                                                  ------------------------------
                                                  Clifford B. Wattley
                                                  President and Director