Form 10-K
period 2003-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2004-03-29
CIK 849870

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2003
                          ------------------------------------------------------

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

                       This document consists of 42 pages.

                       Pegasus Aircraft Partners II, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 2003

                                Table of Contents
                                                                            Page

Part I
------

Item 1    Business............................................................3
Item 2    Properties..........................................................6
Item 3    Legal Proceedings...................................................6
Item 4    Submission of Matters to a Vote of Unit Holders.....................6

Part II
-------

Item 5    Market for Registrant's Common Partnership Capital and Related
            Unitholder Matters................................................7
Item 6    Selected Financial Data.............................................8
Item 7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................8
Item 8    Financial Statements and Supplementary Data........................13
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................29
Item 9A   Controls and Procedures............................................29

Part III
--------

Item 10   Directors and Executive Officers of the Registrant.................30
Item 11   Executive Compensation.............................................31
Item 12   Security Ownership of Certain Beneficial Owners and Management.....32
Item 13   Certain Relationships and Related Transactions.....................32
Item 14   Principal Accounting Fees and Services.............................33

Part IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K....34

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

         Although it is likely to liquidate sooner, the Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The Partnership sold its MD-82 and one of its Boeing 727 airframes in 2001. In 2002, the Partnership sold two of its Boeing 727-200s, its Airbus A-300, its Lockheed L-1011, its engines from the Boeing 727 formerly leased to Falcon Express and its 50% ownership for the Partnership (McDonnell Douglas MD-81). These sales resulted in the Partnership owning three aircraft, a DC-9, a DC-10 freighter and a Boeing 727-200 freighter, all of which are parked. Due to the age and number of aircraft of similar type available for lease and sale, the Partnership accepted payments from the lessees in lieu of the aircraft meeting the return conditions specified in the leases and the aircraft offered for sale in an "as-is, where is" condition. The net proceeds of the aircraft sales were generally utilized to pay off the Partnership's debt.

Outlook for the Airline and Aircraft Leasing Industries

         The airline industry's results historically have been highly correlated to general economic activity. During the recent past, there has been a downturn in the world economic climate. This economic downturn was exacerbated by the terrorist attacks in the United States on September 11, 2001, as well as the war in Iraq and the Severe Acute Respiratory Syndrome (SARS) outbreak in Asia and elsewhere. A large number of carriers filed for bankruptcy protection, including United Airlines and US Airways. Passenger and freighter aircraft leasing and equipment sales continue to be a highly competitive business.

         Given the age and maintenance status of the Partnership's three remaining aircraft and the intention to sell in an "as-is, where-is" condition, the Partnership is competing in the used aircraft sales and parts segment of the market. Many used aircraft of a type similar to the Partnership's aircraft are off-lease and are parked, available for sale, leases or part-out. A number of these aircraft are newer or are in better maintenance status than that of the Partnership's aircraft. Also, the number of carriers using this type of equipment has declined significantly.

Aircraft Portfolio

         The Partnership's net asset value at December 31, 2003 was estimated to be $0.37 per Unit. It should be noted that this is only an estimate of values as of that date, and is not necessarily representative of the values that will ultimately be realized upon the disposition of the remaining aircraft.

         The following table describes the Partnership's aircraft portfolio at December 31, 2003:

                                                        Dec.2003                                        Cumu-       Cumu-
                                   Owner-     Acqui-    Estimated             Original      Noise      lative      lative
   Current          Aircraft        ship      sition   Realizable             Delivery    Abatement    Flight      Flight
   Lessee             Type        Interest   Costs(1)   Value(2)                Date     Compliance   Hours(3)    Cycles(3)
   ------             ----        --------   --------   --------                 ----     ----------   --------    ---------
                                           (dollar amounts in millions)
Off-Lease (2)    McDonnell
                 Douglas DC-9-31     100%       $ 8.9     $ 0.075               1971    Stage  II      69,350      64,879


Off Lease (2)    Boeing 727-200
                 Freighter           100          8.4       0.1                 1973    Stage III (4)  75,396      54,033

                 McDonnell Douglas
Off Lease (2)    DC10-10 Freighter   100         31.9       0.2                 1973    Stage III      84,545      30,735
                                                 ----      -----
                                                 49.2      0.375


Notes:            (1)      Acquisition costs do not include related  acquisition
                           fees paid to the General  Partners.  The  Partnership
                           previously owned a McDonnell  Douglas DC-9, which was
                           a total  loss in an  accident  in 2000,  a  McDonnell
                           Douglas  MD-82,  which was sold in 2001, and a Boeing
                           727-200, of which the airframe was sold to the lessee
                           in  2001  and the  engines  were  sold in a  separate
                           transaction  in 2002,  two  Boeing  727-200  (sold in
                           2002),  one Airbus A-300 (sold in 2002), one Lockheed
                           L-1011 (sold   in  2002),  and  50%  ownership  in  a
                           McDonnell Douglas MD-81 (sold in 2002).

                  (2) Aircraft off lease at December 31, 2003. The value shown represents the book value of the aircraft and engines, which represents estimated realizable values.

                  (3) The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 2003.

                  (4)      Federal Express hushkit installed.


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

                          Aircraft      Flight       Flight        Estimated
       Aircraft              Age         Cycle        Hour            AD
         Type             Threshold    Threshold    Threshold        Costs
         ----             ---------    ---------    ---------        -----
                           (Years)

Boeing 727                   20          60,000         N/A      $1,100,000
McDonnell Douglas DC-9       20         100,000      75,000          79,000
McDonnell Douglas DC-10    None          42,000      60,000         187,000

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

         Stage III hushkitting and re-engineering for the Boeing 727-200 and the McDonnell Douglas DC-9-30 aircraft have been approved by the FAA. The Partnership's Boeing 727-200 aircraft has had a Federal Express hushkit installed.

         The European Commission has promulgated rules relating to aircraft noise that ban aircraft that are modified ("hushkitted") to achieve Stage III noise compliance from European airspace after the year 2002.

Competition

         The aircraft leasing industry is highly competitive. There are many aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and greater experience than the Partnership. Many used aircraft of a type similar to the Partnership's aircraft are off-lease and are parked, available for sale, leases or part-out. A number of these aircraft are newer or are in a better maintenance status than that of the Partnership's aircraft. Also, the number of carriers using this type of equipment has declined significantly.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON PARTNERSHIP CAPITAL AND RELATED UNIT HOLDER MATTERS

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop. Effective July 15, 2003, the Partnership halted third party transfers of units.

         As of March 1, 2004, the number of Limited Partners of record was approximately 6,941.

         The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 2003 and 2002:

                      Amount of
                    Distribution
         Period       Per Unit       Record Date               Payment Date
         ------       --------       -----------               ------------
1st Quarter 2003          .00                                  None Paid
2nd Quarter 2003        $0.40        August 1, 2003 (1)        August 7, 2003
3rd Quarter 2003          .00                                  None Paid
4th Quarter 2003          .00                                  None Paid
1st Quarter 2002          .00                                  None Paid
2nd Quarter 2002          .00                                  None Paid
3rd Quarter 2002          .00                                  None Paid
4th Quarter 2002        $1.50        September 30, 2002 (2)    October 31, 2002

(1) Distribution declared in second quarter for Unit holders as of August 1, 2003.

(2) Distribution declared in fourth quarter for Unit holders as of September 30, 2002.

         Total distributions to all partners for 2003 and 2002 were declared as follows (in thousands):

                                                     2003         2002
                                                     ----         ----

         Limited Partners                          $ 2,901      $10,882
         General Partners                               31          110
                                                   -------      -------
                                                   $ 2,932      $10,992
                                                   -------      -------

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership, which exceeds its net income, may be deemed a return of capital. Based on the net loss reported by the Partnership for the years ended December 31, 2003, 2002 and December 31, 2001, all of the cash distributions paid to the partners for the years ended December 31, 2003, 2002 and 2001 constituted a return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 87% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 2003 constituted a return of capital. However, the total actual return on capital over the Partnership's life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized. On June 25, 2003 the Partnership declared distributions to record holders of August 1, 2003, which were paid in the third quarter 2003.

         The Partnership sold 4.5 aircraft and the Falcon engines in 2002 and used the proceeds from the asset sales to retire debt. The Partnership has no more indebtedness, but does have cash flow from operations that consists of interest or dividends on its money market investments. The asset sales have resulted in the Partnership having only three off-lease aircraft left and therefore is not generating any cash flow from operations. The Partnership is attempting to sell the remaining three aircraft in an "as-is, where-is" condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made within twelve months of the final aircraft sale.

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

                                                              As of December 31,
                                                          or Year Ended December 31,
                                                          --------------------------
                                     2003            2002            2001            2000            1999
                                                    (in thousands, except per unit amounts)

Rental Revenue                     $      -          $3,370         $ 7,357          $9,344         $10,603
Net Income (Loss)                      (67)            (25)         (3,354)           1,788             978
Net Income  (Loss) per Limited
  Partnership Unit                   (0.01)          (0.00)          (0.46)            0.10            0.11
Distributions per Limited
  Partnership Unit (1)                 0.40            1.50            0.20            0.60            1.50
Total Assets                          3,846           6,853          32,894          48,870          48,163
Notes Payable                             -               -           9,483          21,210          16,530
Partners' Capital                     2,740           5,739          16,756          21,576          24,185


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

Liquidity and Capital Resources

         The Partnership owns one commercial passenger aircraft and two freighter aircraft, which are off-lease. The Partnership is attempting to sell the remaining three aircraft, in an "as-is, where-is" condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made within twelve months of the final aircraft sale.

         The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in a fund that invests in short-term, highly liquid investments. At December 31, 2003, the Partnership's unrestricted cash and cash equivalents of $3,446,000 were primarily invested in such a fund. This amount was $1,123,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 2002 of $4,569,000. This decrease in unrestricted cash was primarily attributable to a $2,932,000 distribution paid to partners and to cash used in operating activities of $371,000, offset by $2,180,000 cash from investing activities.

         Net cash used by operating activities was $371,000 in 2003 as compared to net cash provided by operating activities of $14.7 million in 2002 and $10.5 million in 2001. In the aggregate, for this three-year period, net cash provided by operating activities totaled $24.8 million. The $371,000 of cash used in operating activities in 2003 is comprised of a net loss, adjusted for non-cash items such as write downs, gains on sale and changes in assets and liabilities, as discussed below.

         Rent and other receivables decreased from $1,370,000 at December 31, 2002 to zero at December 31, 2003. This decrease came from the $1,104,000 note receivable payments from the Capital Cargo sale and $266,000 note receivable payments from the Kitty Hawk sale.

         Accounts payable and accrued expenses decreased by $8,000, or 6%, from $140,000 at December 31, 2002 to $132,000 at December 31, 2003, primarily due to payments of obligations accrued at December 31, 2002.

         Net cash provided by investing activities for 2003 was $2,180,000, as a result of the $1,104,000 cash proceeds from the sale of the Boeing 727 to Capital Cargo, $257,000 cash proceeds from the sale of the Boeing 727 to Kitty Hawk, and cash proceeds of $819,000 from the insurance compensation for damage to the McDonnell Douglas DC-9 formerly leased to Aeromexico.

         Partnership capital was $2,740,000 at December 31, 2003, a decrease of approximately $2,999,000 or 52% from $5,739,000 at December 31, 2002, due to net loss of $67,000 and $2,932,000 of distributions to partners during the year ended December 31, 2003, as compared to the 2002 net loss of $25,000 and $10,992,000 of cash distributions to partners during the year ended December 31, 2002.

         Net cash used in financing activities was $2,932,000 for 2003. This amount represents cash distributions paid to partners in August 2003.

         Cash distributions declared by the Partnership were approximately $2.9 million for 2003 ($.40 per unit), $11 million for 2002 ($1.50 per Unit) and $1.5 million for 2001 ($.20 per Unit). In the aggregate, for this three-year period, cash distributions declared by the Partnership totaled $15.4 million.

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

Depreciation:
Aircraft are recorded at expected liquidation value. Depreciation has been suspended on the aircraft as they are not in service.

The Partnership determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Partnership identified the most critical accounting policies to be those related to lease revenue recognition and depreciation methods. The Partnership also states these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

Results of Operations

         The Partnership's 2003 revenue was the result of a gain on aircraft from insurance settlement proceeds and interest income from cash and cash equivalents deposited in money market accounts. Due to the off lease status of the Partnership's three remaining aircraft in 2003, there was no revenue generated from the leasing of the Partnership's aircraft.

         The Partnership also recorded write down expense on aircraft and incurred certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services. The Partnership also recorded a substantial write down of the value of several aircraft in 2003.

2003 as compared to 2002

         The Partnership's net loss was $67,000 for the year ended December 31, 2003 ("2003 Period") as compared to $25,000 net loss for the year ended December 31, 2002 ("2002 Period").

         The Partnership's higher net loss for the 2003 Period, as compared to the 2002 Period, is primarily due to lower revenues in the 2003 Period, compared to the 2002 Period. The Partnership had rental income, income for early lease terminations, the reversal of accrued management fees and other income from maintenance reserves and security deposits in the 2002 Period, with no corresponding amounts in the 2003 Period.

         Rentals from operating leases decreased from $3,370,000 for the 2002 Period to zero in the 2003 Period, principally due to the sale in 2002 of the Boeing 727 formerly leased to Kitty Hawk, and the off-lease status in the 2003 Period of the DC-10, formerly leased to Emery, the Boeing 727, formerly leased to TNT and the DC-9, formerly leased to Aeromexico.

         Gain on aircraft from insurance proceeds increased by $819,000, from zero for the 2002 Period to $819,000 for the 2003 Period, due to the proceeds received from insurance compensation for hail damage to the McDonnell Douglas DC-9 formerly leased to Aeromexico (see Note 4 also).

         Gain on the sale of aircraft decreased from $435,000 for the 2002 Period to zero for the 2003 Period. This decrease was attributable to an absence of sales of aircraft in the 2003 Period as compared to the net gain recognized in the 2002 Period on the sale of the Boeing 727, formerly leased to Capital Cargo, the sale of the A-300 airframe and engines, the sale of the Boeing 727, formerly leased to Kitty Hawk and the sale of the off-lease L-1011 aircraft.

         Equity in deficits of the MD-81 trust decreased from $548,000 for the 2002 Period to zero for the 2003 Period due to the sale of the MD-81 in October 2002.

         Depreciation expense decreased from $1,267,000 for the 2002 Period to zero for the 2003 Period due to the off lease status of the remaining aircraft in the 2003 Period.

         Write down of aircraft decreased by $16,503,000, or 97%, from $17,018,000 for the 2002 Period to $515,000 for the 2003 Period primarily due to the Partnership owning fewer aircraft during the 2003 Period as compared to the 2002 Period and the value of those aircraft already having been substantially written down in the 2002 Period. During the 2003 Period, the carrying values of the three aircraft owned by the Partnership were reduced by a total of $515,000 to reflect the market value for these types of aircraft and the price management is currently negotiating to sell these aircraft for, as the remaining assets of the Partnership are being liquidated.

         Interest expense decreased by $393,000, from $393,000 for the 2002 Period to zero for the 2003 Period, due to the retirement of the note in May 2002.

         General and administrative expenses decreased by 48%, or $245,000, from $511,000 for the 2002 Period to $266,000 for the 2003 Period. This decrease was primarily due to legal fees related to the Capital Cargo litigation in the 2002 Period that were not incurred in the 2003 Period.

         Direct lease expenses decreased by 47%, or $131,000, from $282,000 for the 2002 Period to $151,000 for the 2003 Period. This decrease was due primarily to the recording of a refund due to the Partnership for insurance premiums paid in 2002 in the 2003 Period and lower aircraft storage and maintenance costs in the 2003 Period as compared to the 2002 Period.

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

         The  Partnership   received  $3,791,000  from  the  VASP  Judgment  and
settlement in the 2001 Period. There was no such income for the 2002 Period.

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

Inflation and Changing Prices

         Inflation has overall not had a significant impact on the operations or financial condition of the Partnership from inception. As jet fuel costs are a major component of the cost of operating an aircraft, periods of high fuel prices have negatively impacted the active airline and air freight industries. The Partnership owns three aircraft that are being offered for sale on as "as-is, where is" basis.

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

Sarbanes-Oxley Act

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

List of Financial Statements                                                Page
                                                                            ----

Report of Independent Auditors.............................................  14

Balance Sheets -- December 31, 2003 and 2002...............................  15

Statements of Loss for the years ended
     December 31, 2003, 2002, and 2001.....................................  16

Statements of Partners' Capital for the years ended
     December 31, 2003, 2002, and 2001.....................................  17

Statements of Cash Flows for the years ended
     December 31, 2003, 2002, and 2001.....................................  18

Notes to Financial Statements..............................................  20


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and notes thereto; (2) schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
Pegasus Aircraft Partners II, L.P.


         In our opinion, the accompanying balance sheets and the related statements of loss, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. (the "Partnership") as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                                      PricewaterhouseCoopers LLP

Los Angeles, California
March 25, 2004

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002



                                     ASSETS

                                                       2003       2002
                                                       ----       ----
                                                (in thousands, except unit data)

  Cash and cash equivalents                            $3,446     $4,569
  Rent and other receivables                             --        1,370
  Aircraft, net                                           375        890
  Other assets                                             25         24
                                                       ------     ------
     Total Assets                                      $3,846     $6,853
                                                       ======     ======

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                $  132     $  140
  Payable to affiliates                                   974        974
                                                       ------     ------
     Total Liabilities                                  1,106      1,114
                                                       ------     ------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  General Partners                                         27         59
  Limited Partners (7,255,000 units issued and
    outstanding in 2003 and 2002)                       2,713      5,680
                                                       ------     ------
     Total Partners' Capital                            2,740      5,739
                                                       ------     ------
         Total Liabilities and Partners' Capital       $3,846     $6,853
                                                       ======     ======


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                               STATEMENTS OF LOSS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                           2003           2002          2001
                                           ----           ----          ----
                                              (in thousands, except unit
                                              data and per unit amounts)

REVENUES:
    Rentals from operating leases       $      --     $     3,370   $     7,357
    Gain from aircraft - insurance
      settlement                                819          --            --
    Interest                                     46           119           730
    Equity in deficit of MD-81 Trust           --            (548)         (125)
    VASP judgment and settlement               --            --           3,791
    Emery lease termination fees               --          11,440          --
    Management and re-lease fees
      reversal                                 --           2,330          --
    Other income                               --           2,300         1,222
    Gain on sale of aircraft,
      engines or equipment                     --             435         6,056
                                        -----------   -----------   -----------
                                                865        19,446        19,031
                                        -----------   -----------   -----------

EXPENSES:
    Depreciation and amortization              --           1,267         3,471
    Write-down of aircraft                      515        17,018        15,476
    Management and re-lease fees               --            --           1,287
    Interest                                   --             393         1,361
    General and administrative                  266           511           337
    Direct lease                                151           282           453
                                        -----------   -----------   -----------
                                                932        19,471        22,385
                                        -----------   -----------   -----------

NET LOSS                                $       (67)  $       (25)  $    (3,354)
                                        ===========   ===========   ===========

NET LOSS ALLOCATED:
    To the General Partners             $        (1)  $      --     $       (34)
    To the Limited Partners                     (66)          (25)       (3,320)
                                        -----------   -----------   -----------
                                        $       (67)  $       (25)  $    (3,354)
                                        -----------   -----------   -----------

NET LOSS PER LIMITED PARTNERSHIP UNIT   $     (0.01)  $     (0.00)  $     (0.46)
                                        ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND
OUTSTANDING                               7,255,000     7,255,000     7,255,000
                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001




                                                 General    Limited
                                                Partners   Partners      Total
                                                --------   --------      -----
                                                 (dollar amounts in thousands)


Balance, December 31, 2000                     $    218    $ 21,358    $ 21,576

     Net loss                                       (34)     (3,320)     (3,354)

     Distributions declared to partners             (15)     (1,451)     (1,466)
                                               --------    --------    --------

Balance, December 31, 2001                          169      16,587      16,756

     Net loss                                      --           (25)        (25)

     Distributions declared to partners            (110)    (10,882)    (10,992)
                                               --------    --------    --------

Balance, December 31, 2002                           59       5,680       5,739

     Net loss                                        (1)        (66)        (67)

     Distributions declared to partners             (31)     (2,901)     (2,932)
                                               --------    --------    --------

Balance, December 31, 2003                     $     27    $  2,713    $  2,740
                                               ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                    2003       2002      2001
                                                    ----       ----      ----
                                                  (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                     $    (67)  $    (25)  $ (3,354)
    Adjustments to reconcile net loss to net
    cash (used in)/provided by operating
    activities:
      Gain from aircraft - insurance settlement      (819)      --         --
      Gain on sale or sale of engines and
        equipment                                    --         (435)    (6,056)
      Depreciation                                   --        1,267      3,471
      Equity in deficit of MD-81 Trust               --          548        125
      Write down of aircraft                          515     17,018     15,476
      Change in assets and liabilities:
       Rent and other receivables                       9        100        211
       Other assets                                    (1)       222         63
       Accounts payable and accrued expenses           (8)       (85)      (381)
       Accrued interest payable                      --          (28)      (104)
       Deferred rental income and deposits           --         (811)      (534)
       Payable to affiliates                         --       (2,302)     1,264
       Maintenance reserves payable                  --         (817)       326
                                                 --------   --------   --------
          Net cash (used in)/provided by
            operating activities                     (371)    14,652     10,507
                                                 --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from aircraft - insurance
      settlement                                      819       --         --
    Proceeds from sale of aircraft - note
      collections                                   1,361       --         --
    Proceeds from sale of engines and equipment      --        1,698      9,500
    Cash distributions from investment in MD-81
      Trust                                          --          250        162
    Capitalized aircraft improvements                --         --         (829)
                                                 --------   --------   --------
          Net cash provided by investing
            activities                              2,180      1,948      8,833
                                                 --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment notes payable                          --       (9,483)   (11,727)
    Cash distributions paid to partners            (2,932)   (10,992)    (1,466)
                                                 --------   --------   --------
          Net cash used in financing activities    (2,932)   (20,475)   (13,193)
                                                 --------   --------   --------

NET (DECREASE)/INCREASE IN CASH AND
   CASH EQUIVALENTS                                (1,123)    (3,875)     6,147

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      4,569      8,444      2,297
                                                 --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $  3,446   $  4,569   $  8,444
                                                 ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (continued)



                                                   2003         2002      2001
                                                   ----         ----      ----
                                                  (dollar amounts in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for interest paid    $     --   $    199   $  1,413

NON-CASH TRANSACTIONS:

Maintenance reserves recognized upon sales of
  aircraft                                       $     --   $  1,498   $   --
Proceeds from sale of Boeing 727-200 not
  received                                       $     --   $   --     $    140
Receivable arising from sales of aircraft        $     --   $  1,370   $   --



   The accompanying notes are an integral part of these financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

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

         Pegasus Aircraft Partners II, L.P. is attempting to sell the remaining aircraft in an "as-is, where-is" condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made upon the final aircraft sale. The carrying values of the Partnership's remaining assets and liabilities, based on the Partnership's accounting policies, approximate a liquidation basis of accounting.

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

         Aircraft and Depreciation. The aircraft are recorded at expected liquidation value. Depreciation has been suspended since the aircraft are not in service.

         MD-81 Trust. The McDonnell Douglas MD-81 aircraft, formerly leased to Vanguard Airlines ("Vanguard"), was owned by a trust in which the Partnership had a 50% interest. An affiliated Partnership owned the other 50% interest. The Partnership had adopted the guidance in EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method of Investment in Certain Partnerships and Other Ventures" (EITF 00-1) and accounted for its investment in the Trust which owned the MD-81 aircraft leased to Vanguard under the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000. In October 2002, the McDonnell Douglas MD-81 aircraft was sold and the Trust was liquidated.

         Maintenance Reserve Funds. For the year ended December 31, 2002, the Partnership had leases under which the lessee was required to make monthly payments to maintenance reserve funds administered by the Partnership. The Partnership retained the collected maintenance reserves when the lease terminated, or when the lessees defaulted on their lease payments.

         Operating Leases. The aircraft leases, which were structured principally as triple net leases, and accounted for as operating leases. Lease revenues were recognized in equal installments over the terms of the related leases.

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

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The net proceeds from any future sales of the remaining aircraft will be distributed in accordance with the Partnership Agreement.

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

4.       Aircraft
                           Net Investment in Aircraft

         The Partnership's net investment in aircraft as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                          2003            2002
                                                          ----            ----

Aircraft held for sale, at cost                         $ 49,860       $ 49,860
Less: Accumulated depreciation                           (26,237)       (26,237)
      Write-downs                                        (23,248)       (22,733)
                                                        --------       --------
Aircraft, net                                           $    375       $    890
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

         DC-9 Aircraft. One of the Partnership's McDonnell Douglas DC-9's was formerly leased to Aeromexico. The lease expired in February 2000, but Aeromexico continued to pay rent for the aircraft on a month-to-month basis and returned the aircraft in July 2001. In August 2001, Aeromexico paid $688,000 in return condition settlements and $56,500 of remaining rent. The aircraft, while parked in Texas, was damaged during a hailstorm earlier in the year 2002. The Partnership filed an insurance claim and on September 30, 2003, the Partnership received insurance proceeds of $819,421 as compensation for the hail damage to this aircraft. Because the decision was made not to repair the aircraft to its pre-damage condition, the Partnership recognized the proceeds as revenue and wrote down the aircraft's carrying value by an additional $225,000 during the year ended December 31, 2003. The Partnership retains ownership of the aircraft and the airframe and engines are being offered for sale on an "as-is, where-is" basis.

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

         US Airways Group Inc. ("USAir") Lease. During September 1989, the Partnership acquired one-half of the beneficial interest in a trust ("Trust") that was the owner/lessor of a McDonnell Douglas MD-81 aircraft for a purchase price of $10,041,000. The remaining one-half interest in the Trust was owned by Pegasus Aircraft Partners, L.P., an affiliated partnership. The aircraft was purchased subject to a tax benefit transfer lease ("TBT lease") which expired in 2000. The aircraft was subject to an operating lease with USAir, which expired on June 1, 2001 pursuant to the renewal option exercised by USAir in 1997. Rental payments were payable quarterly, in arrears, at the rate of $304,000 (for the Partnership's one-half interest in the aircraft). USAir also had three additional one-year renewal options at fair market rental rates, but chose to return the aircraft at the end of the lease. In July 2001, USAir returned the aircraft and paid rent through the return date. The aircraft was then leased to Vanguard Airlines as described below.

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

         Vanguard, as many other airlines, has been adversely affected by events of September 11, 2001. After being denied a loan guarantee for a second time by the Airline Transportation Stabilization Board, Vanguard Airlines suspended flight operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Trust on September 30, 2002. At the time of its filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At December 31, 2003, recovery of this amount is unlikely. The Trust wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002.

         The Trust sold the MD-81 aircraft on October 25, 2002 for $500,000 cash ($250,000 for the Partnership for its 50% interest). The Trust retained $442,000 of maintenance reserves ($221,000 for the Partnership for its 50% interest).

         Falcon Air Express, Inc. Lease. In December 1996, the Partnership entered into a lease agreement with Falcon Air Express, Inc. ("Falcon"), a charter airline, with respect to the 727-200 non-advanced aircraft formerly leased to Kiwi. The lease was for a term of 60 months and provided for a monthly rental of $95,000. Falcon provided a security deposit of $95,000. The lease also required Falcon to fund, on a monthly basis, maintenance reserves of $317 per flight hour. In connection with the delivery of the aircraft, the Partnership completed a heavy maintenance check on the aircraft, including certain modifications at a cost of approximately $2,700,000. The Partnership also purchased an engine at a cost of $760,000 prior to delivery of the aircraft and spent approximately $700,000 with respect to maintenance work on one engine returned by Kiwi. The aircraft was delivered to Falcon in March 1997. Maintenance reserves previously collected from a prior lessee of approximately $1,104,000 were applied to such costs.

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

         In 2001, the aircraft was written down by an additional $1,464,000 to $279,000, the estimated value of its engines. A total of $527,000 of maintenance reserves collected in 2001 was taken into income. In October 2002, the engines were sold for $75,000.

         Capital Cargo International Airlines, Inc. ("Capital Cargo") Lease. Capital Cargo had leased a Boeing 727-200 freighter. Capital Cargo failed to make its lease and reserve payments starting in January 2001. A notice of default was sent on February 8, 2001 and Capital Cargo returned the Boeing 727-200 on May 23, 2001. On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. On March 15, 2002, the Partnership and Capital Cargo reached a court mediated settlement. According to the settlement, the Partnership agreed to sell the aircraft to Capital Cargo for $2.0 million and the Partnership retained maintenance reserves of $1,277,000 and a $220,000 security deposit. The $2.0 million purchase price for the aircraft was paid through an initial payment of $625,000, which was received in April 2002, and a twelve-month note with 11 payments of $35,000 and a balloon payment of $1,050,000 received in February 2003 which paid off the note in full. The note bore interest in favor of the Partnership.

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

         In the third quarter of 2002, the Partnership took into income the $150,000 security deposit and the $391,000 maintenance reserves collected from TNT and the $507,000 payment in lieu of the aircraft meeting return conditions, originally booked to maintenance reserves. The Partnership also wrote down the aircraft's value by $1,315,000. During the year ended December 31, 2003, the Partnership wrote down the aircraft's carrying value by an additional $90,000. The aircraft and engines are being offered for sale on an "as-is, where-is" basis.

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

         Due to Federal Aviation Administration certification issues, Emery grounded the DC-10 but had continued to pay rent. The Partnership and Emery reached a Return and Early Termination Agreement on October 24, 2002, where the Partnership accepted the early termination of the lease for a fee of $11,925,000 which included $436,000 security deposit previously received from Emery. The DC-10 aircraft was returned to the Partnership. In December 2002, the
Partnership wrote down the aircraft by $14,268,000 based on the early termination fees received and a purchase offer of the aircraft, which was not consummated. The Partnership wrote down the aircraft's carrying value by an additional $200,000 during the year ended December 31, 2003. The Partnership is offering the aircraft for sale on an "as-is, where-is" basis.

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

         General. In the sale of its aircraft, the Partnership is essentially competing in the market for used aircraft. The Partnership will seek to dispose of the remaining aircraft and engines as soon as possible in an "as-is, where is" condition, although there can be no assurance as to when the sales or dispositions will be completed (See "Note 9").

                               Significant Lessees

         There were no aircraft on lease during the 2003 Period. Revenues from each of the airlines, which accounted for 10% or greater of the Partnership's total rental revenues, are as follows for the years ended:

Airlines                                      Percentage of Rental Revenue(a)
--------                                      -------------------------------
                                             2003           2002          2001
                                             ----           ----          ----

Trans World Airlines, Inc.                      0%            0%          (c)
Aerovias de Mexico S.A. de C.V.                 0             0           (c)
Capital Cargo International Airlines, Inc.      0             0           (c)
TNT Transport International B.V.                0            21            18%
Kitty Hawk Aircargo, Inc.                       0            14            15
US Airways Group Inc.                           0             0           (c)
Emery                                           0            65            31
Falcon                                          0             0            12

(a) Such percentages include the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

(b) Includes rental revenue from Continental Micronesia, Inc., a subsidiary of Continental Airlines, Inc.

(c)   Represents less than 10%.

      Revenues include rentals from aircraft leased to foreign airlines or carriers of $704,000 and $1,767,000, in 2002 and 2001, respectively.

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

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There was no such reimbursable expenses in each of the years ended December 31, 2003, 2002, and 2001. The continued absence of accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. During 2002 and 2001, the Partnership paid $70,000 and $118,000, respectively, to a licensed maintenance facility, which was affiliated with the Managing General Partner until March 2002, for the storage of and work performed on the off-lease aircraft. Additionally, during 2002 and 2001, the Partnership paid $49,000 and $929,000, respectively, for aircraft parts to a company in which the President and Director of the Managing General Partner had an ownership interest.

7.       Reconciliation to Income Tax Method of Accounting

         The following is a reconciliation of the net income (loss) as shown in the accompanying financial statements to the taxable (loss) income reported for federal income tax purposes (in thousands):

                                                   2003        2002       2001
                                                   ----        ----       ----

Net loss per financial statements                $    (67)  $    (25)  $ (3,354)
Increase/(decrease) resulting from:
   Depreciation                                    (2,607)    13,733     13,627
   TBT interest income, less TBT rental
     expense                                         --         --          128
   Gain/(loss) on sale of engines                    (146)      (772)     1,499
   Maintenance reserve payable                       --         (816)       195
   Deferred rental income                            --         --         (311)
   Rental income                                     --         --       (3,190)
   Management fees                                   --          (24)        46
   Other                                             --           23        (24)
                                                 --------   --------   --------
Taxable income/(loss) per federal income
  tax return                                     $ (2,820)  $ 12,119   $  8,616
                                                 ========   ========   ========

         The following is a reconciliation of the amount of the Partnership's total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership's net assets (in thousands):

                                                    2003       2002      2001
                                                    ----       ----      ----

Total Partnership capital per financial
  statements                                     $  2,740   $  5,739   $ 16,756
Increase/(decrease) resulting from:
   Commission and expenses paid in connection
     with the sale of limited partnership
     units                                         16,295     16,295     16,295
   Management fees payable                           --         --           24
   Reserves for maintenance costs and
     write-downs                                   23,248     22,733     34,882
   Accumulated depreciation                        (4,427)   (10,228)   (34,521)
   Fixed assets                                    (9,069)      --         --
   Other                                                1       --          (24)
                                                 --------   --------   --------
Tax bases of net assets                          $ 28,788   $ 34,539   $ 33,412
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

         Accounts payable and accrued expense and payable to affiliates. For these balances carrying value approximates fair value due to their short-term nature.

9.       Other

         Upon the sale of the remaining aircraft, the Partnership will liquidate pursuant to the Partnership Agreement. At that time, the Partnership will suspend all transfers, withdraw from regulatory filings and make a distribution. The remaining funds will be placed in an interest-bearing escrow account and will be disbursed, net of any liabilities that may arise. It is the current intention of the General Partners, subject to no other contingencies arising, to distribute the balance of any remaining escrow balance within 12 months.

10.      Selected Quarterly Financial Data (unaudited)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per unit amounts):

         2002                        Mar. 31     Jun.30     Sep.30      Dec.31
         ----                        -------     ------     ------      ------

Total Revenues                       $  1,537   $  3,618   $  2,199    $ 12,092
Net Income/(Loss)                    $    556   $  2,224   $   (699)   $ (2,106)
Net Income/(Loss) per
  General Partnership                $      5   $     23   $     (7)   $    (21)
Net Income/(Loss) per
  Limited Partnership                $    551   $  2,201   $   (692)   $ (2,085)
Net Income/(Loss) per
   Limited Partnership Unit          $   0.08   $   0.30   $  (0.10)   $  (0.28)


         2003                        Mar. 31     Jun.30     Sep.30      Dec.31
         ----                        -------     ------     ------      ------

Total Revenues                       $     22   $     12   $    825    $      6
Net Income/(Loss)                    $   (118)  $    (92)  $    209*   $    (66)
Net Income/(Loss) per
  General Partnership                $     (1)  $     (1)  $      2    $     (1)
Net Income/(Loss) per
  Limited Partnership                $   (117)  $    (91)  $    207    $    (65)
Net Income/(Loss) per
   Limited Partnership Unit          $  (0.02)  $  (0.01)  $   0.03    $  (0.01)

* Net income in the September 30, 2003 quarter resulted from proceeds from aircraft - insurance settlement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2003, 2002, and 2001.

ITEM 9A. CONTROLS AND PROCEDURES

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

         Richard S. Wiley, age 50, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation ("PCC"), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a
Vice President of CIS Corporation ("CIS"), a wholly owned subsidiary of Continental Information Systems Corporation ("Continental") for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a BS degree from the Indiana University School of Business and an MBA from the University of California, Los Angeles.

         Carol L. Chase, Esq., age 51, is a Executive Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a BA degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

         Richard M. Oster, age 52, is Chief Financial Officer, Senior Vice President Administration of Pegasus Aircraft Management Corporation (PAMC). Mr. Oster is primarily responsible within the Pegasus companies for all corporate-wide Finance and Administration functions that include all financial reporting, planning and analysis, accounting, information systems, human resources and other administrative functions. Prior to joining Pegasus, Mr. Oster served as Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation; and prior to that, as Senior Vice President and Chief Financial Officer of Inchcape Shipping Services. Mr. Oster is a CPA and holds a B.S. in Business Administration from the University of North Carolina and a M.B.A. from the Rutgers Graduate School of Business.

         Ervin Bach, 42, is Senior Vice President, Technical of the Managing General Partner and Pegasus Capital Corporation. Mr. Bach has been employed in various technical capacities with affiliates of the Managing General Partner since 1996. From 1994 to 1996 he was Manager of Structures for Hamilton Aviation, Tucson and he has held the same position with Lockheed Aeromod, Tucson from 1993 to 1994. From 1989 to 1993, Mr. Bach held various positions with the Evergreen Air Center, Marana, Arizona, the last being Manager of Engineering. During 1991, Mr. Bach was employed for seven months as a structural mechanic with Trans World Airlines in Kansas City. Mr. Bach was with the United States Air Force from 1982 to 1989, rising to the rank of Staff Sergeant with the responsibility of maintaining the mission worthiness of 13 electronic combat C-130's. Mr. Bach holds an Airframe and Power Plant license and attended USAF technical and leadership schools. Mr. Bach attended Pima Community College during 1990-91.

                           Air Transport Leasing, Inc.

Name                      Positions Held
----                      --------------

Clifford B. Wattley       President and Director
Timothy F. Kelly          Vice President, Secretary, Treasurer, Chief Financial
                          and Accounting Officer and Director

         Clifford B. Wattley, age 54, is President and a Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with UBS PaineWebber Inc. having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Timothy F. Kelly, age 31, is Vice President, Secretary, Treasurer, Chief Financial and Accounting Officer and a Director of the Administrative General Partner. Mr. Kelly has also served as a Divisional Vice President within the Private Investments Department of UBS PaineWebber Inc. since June 2002. Mr. Kelly previously served in the UBS PaineWebber Retirement Consulting Services Department where he was employed since December 1997 as a Product Specialist. He was previously employed as an Analyst for the WTR Consulting Group, from December 1994 to December 1997. He received his Bachelor of Arts degree in Spanish in May 1994 from Hamilton College and his Master of Business Administration in Finance and Accounting from New York University in January 2003.

         Stephen R. Dyer resigned as a Vice President and a Director of the Administrative General Partner effective May 2004.

Section 16 (a) Beneficial Ownership Reporting Compliance

         Based soley on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2003.

Code of Ethics

         The Partnership has not adopted a specific code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The Partnership is in its liquidation stage, has limited assets and operations and will liquidate and terminate in the near future. The Managing General Partner and Administrative General Partner did not deem it necessary or appropriate under these circumstances to expend Partnership resources to enact such a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2003.

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

                   The names and addresses of the General Partners are as follows:

                   Managing General Partner:

                           Pegasus Aircraft Management Corporation
                           Four Embarcadero Center, 35th Floor
                           San Francisco, CA 94111

                   Administrative General Partner:

                           Air Transport Leasing, Inc.
                           1285 Avenue of the Americas, 37th Floor
                           New York, NY 10019

           The  General   Partners,  collectively,   have a 1% interest  in each
           item   of  the  Partnership's   income,   gains, losses,  deductions,
           credits and distributions.

         (b) The following table sets forth the number of Units beneficially owned by directors of the General Partners and by all directors and officers of such corporations as a group as of March 1, 2004.



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

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 2003.

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

         Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no such reimbursable expenses during 2003, 2002 and 2001. As discussed in Note 6 to the Financial Statements, accountable expenses remained $0 due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

         Other. In 2002, the Partnership purchased certain equipment and parts, which was in the amount of $49,000, for two Partnership aircraft from a company in which the Director and President of the Managing General Partner had an ownership interest. Also, until March 2002, the Partnership paid $70,000 to a licensed maintenance facility affiliated with the Managing General Partner for the storage of and work performed on certain aircraft.

         Partnership Interest. The General Partners received or were entitled to receive distributions of $110,000 as their allocable share of distributable cash flow for 2002. Pursuant to the Partnership Agreement, there was no allocation of the Partnership's net taxable loss of $25,000 for 2002 allocated to the General Partners.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Audit Fees - During  the year ended  December  31,  2003 and 2002,  the
Partnership was billed $50,000 and $45,000 respectively, by its independent auditors PricewaterhouseCoopers LLP. Audit fees for 2003 and 2002 were for professional services provided for the quarterly review of the financial statements in the Partnership's Form 10-Q and the annual audit of the financial statements in the Partnership's Form 10-K.

         Tax Fees - For the year ended December 31, 2003 and 2002, the Partnership was billed $10,000 and $10,000, respectively, by PricewaterhouseCoopers LLP for the review of federal and state partnership tax returns.

         The boards of directors of each of the General Partners function as the audit committee in the absence of an actual designated audit committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

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

         (b) Promissory Note, dated June 10, 1992, made by Pegasus Aircraft Partners II, L.P. in favor of Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

         (c) Assignment of Collateral, dated as of June 10, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

         (d) Security Agreement and Assignment of Lease, dated as of June 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

         10.11 (a)      Secured Loan Agreement,  dated September 10, 1992, among
                        Greyhound  Financial  Corporation,  as Lender  and First
                        Security  Bank of Utah,  National  Association  as Owner
                        Trustee under (i) Trust Agreement 935, dated as of April
                        2, 1990,  between First Security Bank of Utah,  National
                        Association and Pegasus Aircraft Partners II, L.P., (ii)
                        Trust  Agreement 936,  dated as of May 9, 1990,  between
                        First Security Bank of Utah,  National  Association  and
                        Pegasus  Aircraft  Partners  II,  L.P.,  and (iii) Trust
                        Agreement 909,  dated as of May 25, 1989,  between First
                        Security Bank of Utah, National  Association and Pegasus
                        Aircraft  Partners  II, L.P. as  Co-Borrowers.  Filed as
                        Exhibit 10.1(a) to the Registrant's  Quarterly Report on
                        Form 10-Q for the quarter ended September 30, 1992.*

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

         Dated: March 29, 2004
                --------------

                                  Pegasus Aircraft Partners II, L.P.
                                  (Registrant)

                                  By:   Air Transport Leasing, Inc.
                                        Administrative General Partner

                                  By:   /s/ CLIFFORD B. WATTLEY
                                        -----------------------
                                        Clifford B. Wattley
                                        President and Director



                                  By: Pegasus Aircraft Management Corporation Managing General Partner

                                  By:   /s/ RICHARD S. WILEY
                                        --------------------
                                        Richard S. Wiley
                                        President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

Signature                        Title
---------                        -----

/s/ RICHARD S. WILEY             President and Chairman of the Board of
--------------------             Pegasus Aircraft Management Corporation
Richard S. Wiley


/s/ CLIFFORD B. WATTLEY          President and Director of Air Transport
-----------------------          Leasing, Inc.
Clifford B. Wattley


/s/ TIMOTHY F. KELLY             Vice-President, Secretary, Treasurer, Chief
--------------------             Financial and Accounting Officer and
Timothy F. Kelly                 Director of Air Transport Leasing, Inc.