Form 10-Q
period 2004-03-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2004-05-13
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2004
                              --------------------------------------------------

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

                       This document consists of 17 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                        QUARTERLY REPORT ON FORM 10-Q FOR
                        THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Balance Sheets - March 31, 2004 and December 31, 2003       3

                  Statements of Income/(Loss) for the three months
                  ended March 31, 2004 and 2003                               4

                  Statements of Partners' Capital for the three
                  months ended March 31, 2004 and 2003                        5

                  Statements of Cash Flows for the three months
                  ended March 31, 2004 and 2003                               6

                  Notes to Financial Statements                               7

         Item 2.  Management's Discussion and Analysis of                    11
                  Financial Condition and Results of Operations

         Item 4.  Controls and Procedures                                    13

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                          14

         Signature                                                           15

         Certifications                                                      16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements
           --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

        BALANCE SHEETS - MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
        -----------------------------------------------------------------

                                                         2004      2003
                                                         ----      -----
                                                (in thousands, except unit data)

                                     ASSETS

Cash and cash equivalents                                $3,397   $3,446
Aircraft, net                                               375      375
Other assets                                                  4       25
                                                         ------   ------
   Total Assets                                          $3,776   $3,846
                                                         ======   ======

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued expenses                    $  135   $  132
Payable to affiliates                                       974      974
                                                         ------   ------
   Total Liabilities                                      1,109    1,106
                                                         ------   ------

PARTNERS' CAPITAL:
General Partners                                         $   26   $   27
Limited Partners (7,255,000 units issued and
  outstanding in 2004 and 2003)                           2,641    2,713
                                                         ------   ------
   Total Partners' Capital                                2,667    2,740
                                                         ------   ------
     Total Liabilities and Partners' Capital             $3,776   $3,846
                                                         ======   ======


                  The accompanying notes are an integral part
                     of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                           STATEMENTS OF INCOME/(LOSS)
                           ---------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               --------------------------------------------------
                                   (unaudited)


                                                        2004           2003
                                                        ----           ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)
REVENUES:
   Interest                                          $         5    $        22
   Other income                                                2           --
                                                     -----------    -----------
                                                               7             22
                                                     -----------    -----------

EXPENSES:
   General and administrative                                 60             71
   Direct lease                                               20             69
                                                     -----------    -----------
                                                              80            140
                                                     -----------    -----------
NET INCOME/(LOSS)                                    $       (73)   $      (118)
                                                     ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                           $        (1)   $        (1)
   To the Limited Partners                                   (72)          (117)
                                                     -----------    -----------
                                                     $       (73)   $      (118)
                                                     ===========    ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT       $      (.01)   $     (0.02)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               7,255,000      7,255,000
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               --------------------------------------------------
                                   (unaudited)


                                            General      Limited
                                           Partners      Partners        Total
                                           --------      --------        -----
                                                       (In thousands)

Balance, January 1, 2004                    $    27       $ 2,713       $ 2,740

   Net loss                                      (1)          (72)          (73)
                                            -------       -------       -------

Balance, March 31, 2004                     $    26       $ 2,641       $ 2,667
                                            =======       =======       =======



Balance, January 1, 2003                    $    59       $ 5,680       $ 5,739

   Net loss                                      (1)         (117)         (118)
                                            -------       -------       -------

Balance, March 31, 2003                     $    58       $ 5,563       $ 5,621
                                            =======       =======       =======


                 The accompanying notes are an integral part of
                      these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               --------------------------------------------------
                                   (unaudited)

                                                              2004        2003
                                                              ----        ----
                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                         $   (73)   $  (118)
   Adjustments to reconcile net income/(loss) to net
    cash used in provided by operating activities:
   Change in assets and liabilities:
       Rent and other receivables                               --            9
       Other assets                                               21       --
       Accounts payable and accrued expenses                       3         53
                                                             -------    -------
         Net cash used in operating activities                   (49)       (56)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                               --        1,296
                                                             -------    -------
         Net cash provided by investing activities              --        1,296
                                                             -------    -------

NET INCREASE/(DECREASE) IN CASH AND
     CASH EQUIVALENTS                                            (49)     1,240

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               3,446      4,569
                                                             -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 3,397    $ 5,809
                                                             =======    =======

                 The accompanying notes are an integral part of
                      these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2004
                                 --------------
                                   (unaudited)

Note 1.       General
              -------

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Note 2.       Aircraft
              --------

         The Partnership's net investment in aircraft as of March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                      2004               2003
                                                      ----               ----

Aircraft held for sale, at cost                     $ 49,860           $ 49,860
Less:    Accumulated depreciation                    (26,237)           (26,237)
         Write-downs                                 (23,248)           (23,248)
                                                    --------           --------
Aircraft, net                                       $    375           $    375
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

         Due to Federal Aviation Administration certification issues, Emery grounded the DC-10 but had continued to pay rent. The Partnership and Emery reached a Return and Early Termination Agreement on October 24, 2002, where the Partnership accepted the early termination of the lease for a fee of $11,925,000 which included $436,000 security deposit previously received from Emery. The DC-10 aircraft was returned to the Partnership. In December 2002, the
Partnership wrote down the aircraft by $14,268,000 based on the early termination fees received and a purchase offer for the aircraft, which was not consummated. The Partnership wrote down the aircraft's carrying value by an additional $200,000 during the year ended December 31, 2003. The Partnership is offering the aircraft for sale on an "as-is, where-is" basis.

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

         General. In the sale of its aircraft, the Partnership is essentially competing in the market for used aircraft. The Partnership will seek to dispose of the remaining aircraft and engines as soon as possible in an "as-is, where-is" condition, although there can be no assurance as to when the sales or dispositions will be completed.

Note 3.       Transactions With Affiliates
              ----------------------------

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

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three months ended March 31, 2004 payable to the Administrative General Partner.

Item 2.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations
              ---------------------

         The following discussion should be read in conjunction with the Financial Statements of the Partnership and the Notes thereto. This report may contain, in addition to historical information, forward-looking statements that involve risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements, if any, to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources
-------------------------------

         The Partnership owns and manages one commercial passenger aircraft and two freighter aircraft, which are off-lease. The Partnership is attempting to sell the remaining three aircraft, in an "as-is, where-is" condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made within twelve months of the final aircraft sale.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At March 31, 2004, the Partnership's unrestricted cash and cash equivalents of $3,397,000 were primarily invested in such a fund. This amount was $49,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 2003 of $3,446,000. This decrease in unrestricted cash was primarily attributable to cash used in operating activities.

         Net cash used in operating activities was $49,000, for the three months ended March 31, 2004 ("2004 Quarter"), which was a net loss of $73,000 for the 2004 Quarter adjusted by changes in assets and liabilities, as discussed below.

         Other Assets decreased by $21,000, or 84%, from $25,000 at December 31, 2003 to $4,000 at March 31, 2004, primarily due to the receipt of returned insurance premium credits of $21,000.

         Accounts payable and accrued expenses decreased by $3,000, or 2.3%, from $132,000 at December 31, 2003 to $135,000 at March 31, 2004, primarily due to payments of obligations accrued at December 31, 2003.

         Partnership's capital was $2,667,000 at March 31, 2004, a decrease of approximately $73,000, or 2.7% from $2,741,000 at December 31, 2003, due to a net loss of $73,000 during the 2004 Quarter.

Results of Operations
---------------------

         The Partnership's net loss was $73,000 for the three months ended March 31, 2004 (the "2004 Quarter") as compared to $118,000 net loss for the three months ended March 31, 2003 (the "2003 Quarter"). The Partnership's higher net loss for the 2003 Quarter, as compared to the 2004 Quarter, is primarily due to lower direct lease and general and administrative expenses, as discussed below.

         General and administrative expenses decreased by $11,000, or 15%, from $71,000 for the 2003 Quarter to $60,000 for the 2004 Quarter. This decrease was primarily due to an overall decrease in accrued liabilities related to general and administrative expenses.

         Direct lease expenses decreased by $49,000, or 71%, from $69,000 for the 2003 Quarter to $20,000 for the 2004 Quarter. This decrease was due primarily due to lower aircraft storage and maintenance costs as well as a decrease in insurance premiums in the 2004 Quarter.

Item 4.       Controls and Procedures
              -----------------------

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

                                             Pegasus Aircraft Partners II, L.P.
                                             (Registrant)

                                             By:  Air Transport Leasing, Inc.
                                                  Administrative General Partner

Date:    May 13, 2004                        By:  /s/ CLIFFORD B. WATTLEY
         ------------                             -----------------------
                                                  Clifford B. Wattley
                                                  President and Director