Form 10-Q
period 2004-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2004-08-13
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2004
                              --------------------------------------------------

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

                       This document consists of 17 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                        QUARTERLY REPORT ON FORM 10-Q FOR
                         THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

        Item 1.   Financial Statements (unaudited)

                  Balance Sheets - June 30, 2004 and December 31, 2003        3

                  Statements of Income/(Loss) for the three months
                  ended June 30, 2004 and 2003                                4

                  Statements of Income/(Loss) for the six months
                  ended June 30, 2004 and 2003                                5

                  Statements of Partners' Capital for the six
                  months ended June 30, 2004 and 2003                         6

                  Statements of Cash Flows for the six months
                  ended June 30, 2004 and 2003                                7

                  Notes to Financial Statements                               8

        Item 2.   Management's Discussion and Analysis of                    11
                  Financial Condition and Results of Operations

        Item 4.   Controls and Procedures                                    13

PART II OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K.                          14

        Signature                                                            15

        Certifications                                                       16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements
           --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

        BALANCE SHEETS - JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
        ----------------------------------------------------------------

                                                        2004        2003
                                                        ----        -----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------

Cash and cash equivalents                               $3,274      $3,446
Aircraft, net                                              375         375
Other assets                                                10          25
                                                        ------      ------
   Total Assets                                         $3,659      $3,846
                                                        ======      ======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                   $  100      $  132
Payable to affiliates                                      974         974
                                                        ------      ------
   Total Liabilities                                     1,074       1,106
                                                        ------      ------

PARTNERS' CAPITAL:
General Partners                                        $   26      $   27
Limited Partners (7,255,000 units issued and
  outstanding in 2004 and 2003)                          2,559       2,713
                                                        ------      ------
   Total Partners' Capital                               2,585       2,740
                                                        ------      ------
     Total Liabilities and Partners' Capital            $3,659      $3,846
                                                        ======      ======


                  The accompanying notes are an integral part
                     of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

           STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
           -----------------------------------------------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                -------------------------------------------------
                                   (unaudited)


                                                        2004           2003
                                                        ----           ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)
REVENUES:
   Interest                                          $         5    $        12
                                                     -----------    -----------
                                                               5             12
                                                     -----------    -----------

EXPENSES:
   General and administrative                                 55             79
   Direct lease                                               32             25
                                                     -----------    -----------
                                                              87            104
                                                     -----------    -----------
NET AND COMPREHENSIVE INCOME/(LOSS)                  $       (82)   $       (92)
                                                     ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                           $        (1)   $        (1)
   To the Limited Partners                                   (81)           (91)
                                                     -----------    -----------
                                                     $       (82)   $       (92)
                                                     ===========    ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT       $     (0.01)   $     (0.01)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               7,255,000      7,255,000
                                                     ===========    ===========


                  The accompanying notes are an integral part
                     of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

           STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
           -----------------------------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 -----------------------------------------------
                                   (unaudited)


                                                       2004            2003
                                                       ----            ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)

REVENUES:
   Interest                                          $        10    $        34
   Other income                                                2           --
                                                     -----------    -----------
                                                              12             34
                                                     -----------    -----------

EXPENSES:
   General and administrative                                115            150
   Direct lease                                               52             94
                                                     -----------    -----------
                                                             167            244
                                                     -----------    -----------
NET AND COMPREHENSIVE INCOME/(LOSS)                  $      (155)   $      (210)
                                                     ===========    ===========

NET INCOME/(LOSS) ALLOCATED:
   To the General Partners                           $        (1)   $        (2)
   To the Limited Partners                                  (154)          (208)
                                                     -----------    -----------
                                                     $      (155)   $      (210)
                                                     ===========    ===========

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT       $     (0.02)   $     (0.03)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING               7,255,000      7,255,000
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 -----------------------------------------------
                                   (unaudited)


                                             General       Limited
                                            Partners      Partners       Total
                                            --------      --------       -----
                                                        In thousands)

Balance, January 1, 2004                      $    27      $ 2,713      $ 2,740

   Net loss                                        (1)        (154)        (155)
                                              -------      -------      -------

Balance, June 30, 2004                        $    26      $ 2,559      $ 2,585
                                              =======      =======      =======



Balance, January 1, 2003                      $    59      $ 5,680      $ 5,739

   Net loss                                        (2)        (208)        (210)
   Distribution to partners                       (29)      (2,902)      (2,931)
                                              -------      -------      -------

Balance, June 30, 2003                        $    28      $ 2,570      $ 2,598
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 -----------------------------------------------
                                   (unaudited)

                                                              2004        2003
                                                              ----        ----
                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                         $  (155)   $  (210)
   Adjustments to reconcile net income/(loss) to net
    cash used in provided by operating activities:
   Change in assets and liabilities:
       Other assets                                               15         (6)
       Accounts payable and accrued expenses                     (32)        18
                                                             -------    -------
         Net cash used in operating activities                  (172)      (198)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                               --        1,370
                                                             -------    -------
         Net cash provided by investing activities              --        1,370
                                                             -------    -------

NET INCREASE/(DECREASE) IN CASH AND
     CASH EQUIVALENTS                                           (172)     1,172

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               3,446      4,569
                                                             -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 3,274    $ 5,741
                                                             =======    =======


                  The accompanying notes are an integral part
                     of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (unaudited)

Note 1.    General
           -------

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         Pegasus Aircraft Partners II, L.P. is attempting to sell the remaining aircraft in an "as-is, where-is" condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made within twelve months of the final aircraft sale. The final distribution will be allocated to the Limited Partners with positive balances in their Capital Accounts (as defined in the Partnership's Limited Partnership Agreement) in proportion to how their positive balance bears to the sum of all Capital Accounts with positive balances.

Note 2.    Aircraft
           --------

         The Partnership's net investment in aircraft as of June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

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
                                              ========           ========

         Boeing 727-200 Advanced Aircraft. The aircraft was returned at the end of the lease in June 2002, the return condition payment was taken into revenue and the aircraft and engines has been offered for sale on an "as-is, where-is" basis. During the year ended December 31, 2003, the Partnership wrote down the aircraft's carrying value by an additional $90,000 to its estimated realizable value.

         DC-10-10 Freighter. The McDonnell Douglas DC-10 aircraft was returned to the Partnership in December 2002, the return condition payment was taken into revenue and the aircraft and engines has been offered for sale on an "as-is, where-is" basis. The Partnership wrote down the aircraft's carrying value by an additional $200,000 during the year ended December 31, 2003 to its estimated realizable value.

         DC-9 Aircraft. The McDonnell Douglas DC-9 was returned to the Partnership in July 2001, the return condition payment was taken into revenue and the aircraft and engines has been offered for sale on an "as-is, where-is" basis. The aircraft, while parked in Texas, was damaged during a hailstorm in early 2002. The Partnership filed an insurance claim and on September 30, 2003, the Partnership received insurance proceeds of $819,421 as compensation for the hail damage to this aircraft. Because the decision was made not to repair the aircraft to its pre-damage condition, the Partnership recognized the proceeds as revenue and wrote down the aircraft's carrying value by an additional $225,000 during the year ended December 31, 2003 to its estimated realizable value.

         General. In the sale of its aircraft, the Partnership is essentially competing in the market for used aircraft and aircraft parts. After September 11, 2001, a large number of aircraft of a similar type to that of the Partnership's aircraft were removed from service. The Partnership will seek to dispose of the remaining aircraft and engines as soon as possible in an "as-is, where-is" condition, although there can be no assurance as to when the sales or dispositions will be completed.

Note 3.    Transactions With Affiliates
           ----------------------------

         The Management Fee, Incentive Management Fee and Re-Lease Fee payable to the General Partners are subordinated to the Limited Partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon the amount of the Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership's remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $2,330,000 were taken into revenue with a corresponding reduction in Payable to Affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management, Incentive Management and Re-Lease Fees in future quarters.

         As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class, fees and distributions remitted to it by the Administrative General Partner.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the six months ended June 30, 2004 payable to the Administrative General Partner.

Note 4.    Subsequent Event.

         On July 22, 2004, Pegasus Aircraft Partners II, L.P. paid $236,218 and $203,896 to Pegasus Aircraft Management Corporation and Air Transport Leasing, Inc, respectively, for accrued management, incentive management and release fees.

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At June 30, 2004, the Partnership's unrestricted cash and cash equivalents of $3,274,000 were primarily invested in such a fund. This amount was $172,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 2003 of $3,446,000. This decrease in unrestricted cash was primarily attributable to cash used in operating activities.

         Net cash used in operating activities was $172,000, for the six months ended June 30, 2004 ("2004 Period"), which was a net loss of $155,000 for the 2004 Period adjusted by changes in assets and liabilities, as discussed below.

         Other Assets decreased by $15,000, or 60%, from $25,000 at December 31, 2003 to $10,000 at June 30, 2004, primarily due to the receipt of returned insurance premium credits of $21,000, which was partially offset by an increase in the insurance premium receivable of $6,000 during the 2004 Period.

         Accounts payable and accrued expenses decreased by $32,000, or 24%, from $132,000 at December 31, 2003 to $100,000 at June 30, 2004, primarily due to payments of obligations accrued at December 31, 2003.

         Partnership capital was $2,585,000 at June 30, 2004, a decrease of $155,000, or 6% from $2,740,000 at December 31, 2003, due to a net loss of $155,000 during the 2004 Period.

Results of Operations
---------------------

         The Partnership's net loss was $82,000 and $155,000 for the three and six months ended June 30, 2004 (the "2004 Quarter" and the "2004 Period"), respectively, as compared to a net loss of $92,000 and $210,000 for the three and six months ended June 30, 2003 (the "2003 Quarter" and the "2003 Period"), respectively. The Partnership's higher net loss for the 2003 Quarter and Period, as compared to the 2004 Quarter and Period, is primarily due to lower direct lease and general and administrative expenses, as discussed below.

         General and administrative expenses decreased by $24,000 and $35,000, or 30% and 23%, from $79,000 and $150,000 for the 2003 Quarter and 2003 Period, respectively, to $55,000 and $115,000 for the 2004 Quarter and 2004 Period, respectively. This decrease was primarily due to an overall decrease in accrued liabilities related to general and administrative expenses.

         Direct lease expenses increased by $7,000, or 28%, from $25,000 for the 2003 Quarter to $32,000 for the 2004 Quarter. This increase was due primarily to an increase in insurance premiums in the 2004 Period. The increase in insurance premiums for the 2004 Period is due to less insurance premium credits being recognized in the 2004 Period than in the 2003 Period.

         Direct lease expenses decreased by $42,000, or 45%, from $94,000 for the 2003 Period to $52,000 for the 2004 Period. This decrease was due primarily due to lower aircraft storage costs.

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

                                       Pegasus Aircraft Partners II, L.P.
                                       (Registrant)

                                       By:    Air Transport Leasing, Inc.
                                              Administrative General Partner

Date:    August 13, 2004               By:    /s/ CLIFFORD B. WATTLEY
         ---------------                      -----------------------
                                              Clifford B. Wattley
                                              President and Director