Form 10-Q
period 2004-09-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2004-11-12
CIK 849870

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2004
                              --------------------------------------------------

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

                       This document consists of 16 pages.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                        QUARTERLY REPORT ON FORM 10-Q FOR
                      THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements (unaudited)

                 Balance Sheets - September 30, 2004 and December 31, 2003    3

                 Statements of Income/(Loss) for the three months
                 ended September 30, 2004 and 2003                            4

                 Statements of Income/(Loss) for the nine months
                 ended September 30, 2004 and 2003                            5

                 Statements of Partners' Capital for the nine
                 months ended September 30, 2004 and 2003                     6

                 Statements of Cash Flows for the nine months
                 ended September 30, 2004 and 2003                            7

                 Notes to Financial Statements                                8

        Item 2.  Management's Discussion and Analysis of                     10
                 Financial Condition and Results of Operations

        Item 4.  Controls and Procedures                                     12

PART II OTHER INFORMATION

        Item 6.  Exhibits                                                    13

        Signature                                                            14

        Certifications                                                       15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements
           --------------------

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

      BALANCE SHEETS - SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
      ---------------------------------------------------------------------

                                                        2004         2003
                                                        ----         ----
                                                (in thousands, except unit data)

                                     ASSETS
                                     ------

Cash and cash equivalents                               $2,761      $3,446
Aircraft, net                                              375         375
Other assets                                                 8          25
                                                        ------      ------
   Total Assets                                         $3,144      $3,846
                                                        ======      ======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
Accounts payable and accrued expenses                   $  114      $  132
Payable to affiliates                                      535         974
                                                        ------      ------
   Total Liabilities                                       649       1,106
                                                        ------      ------

PARTNERS' CAPITAL:
General Partners                                        $   25      $   27
Limited Partners (7,255,000 units issued and
  outstanding in 2004 and 2003)                          2,470       2,713
                                                        ------      ------
   Total Partners' Capital                               2,495       2,740
                                                        ------      ------
     Total Liabilities and Partners' Capital            $3,144      $3,846
                                                        ======      ======


                  The accompanying notes are an integral part
                     of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

           STATEMENTS OF (LOSS)/INCOME AND COMPREHENSIVE (LOSS)/INCOME
           -----------------------------------------------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
             ------------------------------------------------------
                                   (unaudited)


                                                         2004           2003
                                                         ----           ----
                                                     (in thousands, except unit
                                                      data and per unit amounts)
REVENUES:
   Gain on sale of aircraft from insurance
     settlement                                       $      --     $       819
   Interest                                                     7             6
                                                      -----------   -----------
                                                                7           825
                                                      -----------   -----------

EXPENSES:
   Write-downs                                               --             515
   General and administrative                                  78            69
   Direct lease                                                18            32
                                                      -----------   -----------
                                                               96           616
                                                      -----------   -----------
NET AND COMPREHENSIVE (LOSS)/INCOME                   $       (89)  $       209
                                                      ===========   ===========

NET (LOSS)/INCOME ALLOCATED:
   To the General Partners                            $        (1)  $         2
   To the Limited Partners                                    (88)          207
                                                      -----------   -----------
                                                      $       (89)  $       209
                                                      ===========   ===========

NET (LOSS)/INCOME PER LIMITED PARTNERSHIP UNIT        $     (0.01)  $       .03
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING                7,255,000     7,255,000
                                                      ===========   ===========

                  The accompanying notes are an integral part
                     of these interim financial statements.

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                    STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                    -----------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              -----------------------------------------------------
                                   (unaudited)


                                                       2004            2003
                                                       ----            ----
                                                    (in thousands, except unit
                                                     data and per unit amounts)

REVENUES:
   Gain on sales of aircraft from insurance
     settlement                                     $      --       $       819
   Interest                                                  17              41
   Other income                                               2            --
                                                    -----------     -----------
                                                             19             860
                                                    -----------     -----------

EXPENSES:
   Write-downs                                             --               515
   General and administrative                               194             220
   Direct lease                                              70             126
                                                    -----------     -----------
                                                            264             861
                                                    -----------     -----------
NET AND COMPREHENSIVE LOSS                          $      (245)    $        (1)
                                                    ===========     ===========

NET LOSS ALLOCATED:
   To the General Partners                          $        (2)    $      --
   To the Limited Partners                                 (243)             (1)
                                                    -----------     -----------
                                                    $      (245)    $        (1)
                                                    ===========     ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT               $     (0.03)    $      --
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING              7,255,000       7,255,000
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              -----------------------------------------------------
                                   (unaudited)


                                              General       Limited
                                             Partners      Partners      Total
                                             --------      --------      -----
                                                        (In thousands)

Balance, January 1, 2004                      $    27      $ 2,713      $ 2,740

   Net loss                                        (2)        (243)        (245)
                                              -------      -------      -------

Balance, September 30, 2004                   $    25      $ 2,470      $ 2,495
                                              =======      =======      =======



Balance, January 1, 2003                      $    59      $ 5,680      $ 5,739

   Net loss                                      --             (1)          (1)
   Distribution to partners                       (31)      (2,901)      (2,932)
                                              -------      -------      -------

Balance, September 30, 2003                   $    28      $ 2,778      $ 2,806
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              -----------------------------------------------------
                                   (unaudited)

                                                                2004      2003
                                                                ----      ----
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (245)  $    (1)
   Adjustments to reconcile net loss to net
   cash used in provided by operating activities:
    Gain on sale of aircraft from insurance settlement           --        (819)
    Write-downs                                                  --         515
   Change in assets and liabilities:
      Rent and other receivables                                 --           9
      Other assets                                                 17         3
      Accounts payable and accrued expenses                       (18)       34
      Payable to affiliates                                      (439)     --
                                                              -------   -------
         Net cash used in operating activities                   (685)     (259)
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of aircraft - insurance settlement         --         819
   Proceeds from sale of aircraft - note collections             --       1,361
                                                              -------   -------
         Net cash provided by investing activities               --       2,180
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to partners                                      --      (2,932)
                                                              -------   -------
         Net cash used in financing activities                   --      (2,932)
                                                              -------   -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (685)   (1,011)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                3,446     4,569
                                                              -------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 2,761   $ 3,558
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

                       PEGASUS AIRCRAFT PARTNERS II, L.P.
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 2004
                               ------------------
                                   (unaudited)

Note 1.    General
           -------

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         Pegasus Aircraft Partners II, L.P. is attempting to sell the remaining aircraft in an "as-is, where-is" condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made within twelve months of the final aircraft sale. Pursuant to the Partnership's Limited Partnership Agreement ("Partnership Agreement"), the amount of the distribution was allocated to the Limited Partners' based on their Capital Account balances prior to the final distribution.

Note 2.    Aircraft
           --------

         The Partnership's net investment in aircraft as of September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

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

         DC-9 Aircraft. The aircraft was damaged during a hailstorm in early 2002. The Partnership filed an insurance claim and on September 30, 2003, the Partnership received insurance proceeds of $819,421 as compensation for the hail damage to this aircraft. Because the decision was made not to repair the aircraft to its pre-damage condition, the Partnership recognized the proceeds as revenue and wrote down the aircraft's carrying value by an additional $225,000 during the year ended December 31, 2003 to its estimated realizable value.

         General. In the sale of its aircraft, the Partnership is essentially competing in the market for used aircraft and aircraft parts. After September 11, 2001, a large number of aircraft of a similar type to that of the Partnership's aircraft were removed from service and are being offered for sale. The Partnership will seek to dispose of the remaining aircraft as soon as possible in an "as-is, where-is" condition, although there can be no assurance as to when the sales or dispositions will be completed.

Note 3.    Transactions With Affiliates
           ----------------------------

         The Management Fee, Incentive Management Fee and Re-Lease Fee payable to the General Partners are subordinated to the Limited Partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. Based on anticipated future revenues, the Partnership has not accrued during 2003 and 2004, and does not expect to accrue Management, Incentive Management and Re-Lease Fees in future quarters.

         As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class, fees and distributions remitted to it by the Administrative General Partner.

         Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the nine months ended September 30, 2004 payable to the Administrative General Partner.

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

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At September 30, 2004, the Partnership's unrestricted cash and cash equivalents of $2,761,000 were primarily invested in such a fund. This amount was $685,000 less than the Partnership's unrestricted cash and cash equivalents at December 31, 2003 of $3,446,000. This decrease in unrestricted cash was primarily attributable to cash used in operating activities.

         Net cash used in operating activities was $685,000, for the nine months ended September 30, 2004 ("2004 Period"), which was a net loss of $245,000 for the 2004 Period adjusted by changes in assets and liabilities, as discussed below (see Note 2 also).

         Other Assets decreased by $17,000, or 68%, from $25,000 at December 31, 2003 to $8,000 at September 30, 2004, primarily due to the receipt of returned insurance premium credits of $21,000 and the reversal of pre-paid insurance from the 2004 Quarter of $2,000, which was partially offset by an increase in the insurance premium receivable of $6,000 during the 2004 Period.

         Accounts payable and accrued expenses decreased by $18,000, or 14%, from $132,000 at December 31, 2003 to $114,000 at September 30, 2004, primarily due to payments of obligations accrued at December 31, 2003.

         Payables to affiliates decreased by $439,000, or 45%, from $974,000 at December 31, 2003 to $535,000 at September 30, 2004, due to a payment to the General Partners of accrued management fees.

         Partnership capital was $2,495,000 at September 30, 2004, a decrease of $245,000, or 9% from $2,740,000 at December 31, 2003, due to a net loss of $245,000 during the 2004 Period.

Results of Operations
---------------------

         The Partnership's net loss was $89,000 and $245,000 for the three and nine months ended September 30, 2004 (the "2004 Quarter" and the "2004 Period"), respectively, as compared to net income of $209,000 for the three months ended September 30, 2003 (the "2003 Quarter") and a net loss of $1,000 for the nine months ended September 30, 2003 (the "2003 Period"). The Partnership's higher net loss for the 2004 Quarter and Period, as compared to the 2003 Quarter and Period, is primarily due to the absence, during the 2004 Quarter and Period, of gain on sales of aircraft from insurance settlement. This was offset by lower direct lease and general and administrative expenses, as discussed below.

         Gain on sales of aircraft from insurance settlements decreased from $819,000 for the 2003 Quarter and Period, to $0 for the 2004 Quarter and Period, due to proceeds received from insurance compensation for hail damage to the McDonnell Douglas DC-9 received in 2003 that did not reoccur in 2004.

         General and administrative expenses increased by $9,000, or 13%, from $69,000 for the 2003 Quarter, to $78,000 for the 2004 Quarter. This increase was primarily due to an increase in the estimates of the transfer agent, audit and tax and investor reporting expenses.

         General and administrative expenses decreased by $26,000, or 12%, from $220,000 for the 2003 Period, to $194,000 for the 2004 Period, respectively. This decrease was primarily due to an overall decrease in accrued liabilities related to general and administrative expenses.

         Direct lease expenses decreased by $14,000 and $56,000, or 44% and 45%, from $32,000 and $126,000 for the 2003 Quarter and 2003 Period, respectively, to $18,000 and $70,000 for the 2004 Quarter and 2004 Period, respectively. This decrease was due primarily due to lower aircraft storage and insurance costs.

Item 4.    Controls and Procedure
           ----------------------

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

                                             Pegasus Aircraft Partners II, L.P.
                                             (Registrant)

                                             By: Air Transport Leasing, Inc.
                                                 Administrative General Partner

Date:    November 12, 2004                   By: /s/ CLIFFORD B. WATTLEY
         -----------------                       -----------------------
                                                 Clifford B. Wattley
                                                 President and Director