Form 10-K
period 2004-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2005-03-30
CIK 849870

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                to

Commission file number 0-18387

Pegasus Aircraft Partners II, L.P.

(Exact name of Registrant as specified in its charter)

Delaware	84-1111757

(State of organization)	(I.R.S. Employer
Identification No.)

Four Embarcadero Center, 35th Floor
San Francisco, California	94111

(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code (415) 434-3900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

This document consists of 39 pages.

Pegasus Aircraft Partners II, L.P.
Annual Report on Form 10-K for the
Fiscal Year Ended December 31, 2004

PART I

ITEM 1. BUSINESS

General

     Pegasus Aircraft Partners II, L.P. (the “Partnership” or the “Registrant”) is a limited partnership organized under the laws of the State of Delaware on April 26, 1989. The general partners of the Partnership are Pegasus Aircraft Management Corporation, the Managing General Partner, a California corporation that is a wholly owned subsidiary of Pegasus Capital Corporation, and Air Transport Leasing, Inc., the Administrative General Partner, a Delaware corporation that is a wholly owned subsidiary of UBS Americas, Inc. UBS Americas is the successor to Paine Webber Group, Inc. (Pegasus Aircraft Management Corporation and Air Transport Leasing, Inc. are herein referred to as the “General Partners”).

     On August 15, 1989, the Partnership commenced an offering of units of limited partnership interest (“Units”). The offering of the Units was terminated during the third quarter of 1990, when the total capitalization of the Partnership reached $145.1 million. The Partnership incurred $16,295,000 of commissions and other expenses in connection with the sale of these Units.

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

     Although it is likely to liquidate sooner, the Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. In 2002, the Partnership sold two of its Boeing 727-200s, its Airbus A-300, its Lockheed L-1011, its engines from the Boeing 727 formerly leased to Falcon Express and its 50% ownership for the Partnership (McDonnell Douglas MD-81). These sales resulted in the Partnership owning three aircraft, a DC-9, a DC-10 freighter and a Boeing 727-200 freighter, all of which are parked. Due to the age and number of aircraft of similar type available for lease and sale, the Partnership accepted payments from the former lessees in lieu of the aircraft meeting the return conditions specified in the leases and the aircraft are being offered for sale in an “as-is, where is” condition. The net proceeds of the prior aircraft sales were generally utilized to pay off the Partnership’s debt.

Outlook for the Airline and Aircraft Leasing Industries

     The airline industry’s results historically have been highly correlated to general economic activity. During the recent past, there has been a downturn in the world economic climate. This economic downturn was exacerbated by the terrorist attacks in the United States on September 11, 2001, as well as the war in Iraq and the Severe Acute Respiratory Syndrome (SARS) outbreak in Asia and elsewhere. While improving economies in most parts of the world and the US have begun to increase passenger and air freight traffic, significantly higher jet fuel costs have adversely affected operating results and cash flow of airlines and air freight operators. A large number of carriers filed for bankruptcy protection and are operating in bankruptcy, including United Airlines and US Airways. Passenger and freighter aircraft leasing and equipment sales continue to be a highly competitive business.

     Given the age and maintenance status of the Partnership’s three remaining aircraft and the intention to sell in an “as-is, where-is” condition, the Partnership is competing in the used aircraft sales and parts segment of the market. Many used aircraft of a type similar to the Partnership’s aircraft are off-lease and are parked, available for sale, leases or part-out. A number of these aircraft are newer or are in a better maintenance status than that of the Partnership’s aircraft. Also, the number of carriers using this type of equipment has declined significantly.

Aircraft Portfolio

     The Partnership’s net asset value at December 31, 2004 was estimated to be $0.33 per Unit. It should be noted that the net asset value per unit amount is only an estimate of values as of that date, and is not necessarily representative of the values that will ultimately be realized upon the disposition of the remaining aircraft and is also different from the per unit amount basis used for the liquidating distribution.

     The following table describes the Partnership’s aircraft portfolio at December 31, 2004:

				Dec.2004			Cumu-	Cumu-
		Owner-	Acqui-	Estimated	Original	Noise	lative	lative
Current	Aircraft	ship	sition	Realizable	Delivery	Abatement	Flight	Flight
Lessee	Type	Interest	Costs(1)	Value(2)	Date	Compliance	Hours(3)	Cycles(3)
			(dollar amounts in millions)
Off-Lease (2)	McDonnell
	Douglas DC-9-31	100%	$8.9	$0.075	1971	Stage II	69,350	64,879

Off Lease (2)	Boeing 727-200
	Freighter	100	8.4	0.1	1973	Stage III (4)	75,396	54,033

	McDonnell Douglas DC10-10
Off Lease (2)	Freighter	100	31.9	0.2	1973	Stage III	84,545	30,735

			49.2	0.375

Notes:	(1) Acquisition costs do not include related acquisition fees paid to the General Partners. The Partnership previously owned a McDonnell Douglas DC-9, which was a total loss in an accident in 2000, a McDonnell Douglas MD-82, which was sold in 2001, and a Boeing 727-200, of which the airframe was sold to the lessee in 2001 and the engines were sold in a separate transaction in 2002, two Boeing 727-200 (sold in 2002), one Airbus A-300 (sold in 2002), one Lockheed L-1011 (sold in 2002), and 50% ownership in a McDonnell Douglas MD-81 (sold in 2002).

(2)	Aircraft off lease at December 31, 2004. The value shown represents the book value of the aircraft and engines, which represents estimated realizable values.

(3)	The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 2004.

(4)	Federal Express hushkit installed.

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

     The FAA periodically reviews Service Bulletins, which are issued by the aircraft manufacturers. These bulletins focus on safety problems that have developed during the aircraft’s operation. The FAA may incorporate these Service Bulletins in Airworthiness Directives (“ADs”), which are mandates requiring the airline to perform specific maintenance within a specified period of time.

     Aircraft aging is a significant issue in aircraft safety regulation. In the past, certain aviation incidents and accidents raised concerns over the structural integrity of older aircraft. In 1989, in its “Report to Congress on the Status of the U.S. Stage II Commercial Aircraft Fleet,” the FAA stated that “no correlation has been established between the chronological age of an aircraft and its structural airworthiness. A more accurate assessment of the physical “age” of an aircraft is the total number of flight cycles and flight hours flown.” A flight cycle is defined as one takeoff and one landing. A flight cycle is important because of the added stress on the airframe, landing gear and other components from repeated takeoffs, landings and pressurizations. As different types of aircraft have different missions and carriers fly a variety of routes, flight cycles can vary widely among aircraft of the same chronological age. In general, narrow-body aircraft, which are used for short-haul service, will have greater cycles per year than wide-body aircraft used for longer routes. Other factors which contribute to the aging of an aircraft are the number of hours actually flown, the predominant environment in which an aircraft has flown, and its actual age in years.

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

     The following table summarizes the age, flight cycle, and flight hour thresholds for each major aircraft type under the ADs. In general, these thresholds are based on the “economic design goal” of an aircraft, which is typically considered to be the period of service after which an increase in maintenance costs is expected to take place in order to assure continued operational safety. In addition, the table provides an estimate by the FAA of the costs of complying with all of the mandated replacements and modifications of the ADs. It is important to note that since most of the proposed work under the ADs is based on flight cycle thresholds, those lower-cycle aircraft which reach the aircraft age or flight hour thresholds should incur significantly lower AD compliance cost than the total amounts estimated below.

	Aircraft	Flight	Flight	Estimated
Aircraft	Age	Cycle	Hour	AD
Type	Threshold	Threshold	Threshold	Costs
	(Years)
Boeing 727	20	60,000	N/A	$1,100,000
McDonnell Douglas DC-9	20	100,000	75,000	79,000
McDonnell Douglas DC-10	None	42,000	60,000	187,000

     Flight cycle and flight hour information with respect to the Partnership’s aircraft is included in the aircraft portfolio table included earlier in Item 1.

Aircraft Noise Regulations

     On November 5, 1990, Congress enacted into law the Airport Noise and Capacity Act of 1990 (the “Act”). On September 24, 1991, the FAA issued the final rules of implementation for the Act. The Act provided that Stage II aircraft would be phased out from operation within United States airspace by December 31, 1999.

     Implementing regulations proposed by the FAA required each United States operator to increase its Stage III airplane fleet to 50 percent by December 31, 1996; to 75 percent by December 31, 1998, and to 100 percent by December 31, 1999.

     However, the Act further provided, that if by July 1, 1999, at least 85% of an air carrier’s fleet complied with Stage III noise levels, the carrier may apply for a waiver of the operational ban for the remaining aircraft in the operator’s fleet until December 31, 2003. The application for such a waiver must be submitted to the Secretary of the Department of Transportation no later than January 1, 1999 and must include a plan with firm orders for making all aircraft operated by the air carrier comply with Stage III noise levels by December 31, 2003.

     Stage III hushkitting and re-engineering for the Boeing 727-200 and the McDonnell Douglas DC-9-30 aircraft have been approved by the FAA. The Partnership’s Boeing 727-200 aircraft has had a Federal Express hushkit installed.

     The European Commission has promulgated rules relating to aircraft noise that ban aircraft that are modified (“hushkitted”) to achieve Stage III noise compliance from European airspace after the year 2002.

Competition

     The aircraft leasing industry is highly competitive. There are many aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and greater experience than the Partnership. Many used aircraft of a type similar to the Partnership’s aircraft are off-lease and are parked, available for sale, leases or part-out. A number of these aircraft are newer or are in a better maintenance status than that of the Partnership’s aircraft. Also, the number of carriers using the type of equipment owned by the Partnership has declined significantly.

Employees

     The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, “Directors and Executive Officers of the Registrant”, and Item 13 of this Report, “Certain Relationships and Related Transactions”, which are incorporated herein by reference.

ITEM 2. PROPERTIES

     The Partnership does not own or lease any physical properties other than the aircraft which are discussed in Item 1 of this Report, “Business,” which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON PARTNERSHIP CAPITAL AND RELATED UNIT HOLDER MATTERS

     There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop. Effective July 15, 2003, the Partnership halted third party transfers of units.

     As of March 1, 2005, the number of Limited Partners of record was approximately 6,978.

     The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 2004 and 2003:

	Amount of
	Distribution
Period	Per Unit	Record Date	Payment Date
1st Quarter 2004	$0.00		None Paid
2nd Quarter 2004	$0.00		None Paid
3rd Quarter 2004	$0.00		None Paid
4th Quarter 2004	$0.00		None Paid
1st Quarter 2003	$0.00		None Paid
2nd Quarter 2003	$0.40	August 1, 2003 (1)	August 7, 2003
3rd Quarter 2003	$0.00		None Paid
4th Quarter 2003	$0.00		None Paid

(1) Distribution declared in second quarter for Unit holders as of August 1, 2003.

     Total distributions to all partners for 2004 and 2003 were declared as follows (in thousands):

	2004	2003
Limited Partners	$0	$2,901
General Partners	0	31

	$0	$2,932

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership, which exceeds its net income, may be deemed a return of capital. Based on the net loss reported by the Partnership for the years ended December 31, 2004 and 2003, all of the cash distributions paid to the partners, in the aggregate, for the year ended December 31, 2003 constituted a return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 88% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 2004 constituted a return of capital. However, the total actual return on capital over the Partnership’s life can be determined only at the termination of the Partnership after all cash flows, including proceeds from the sale of the aircraft, have been realized. On June 25, 2003 the Partnership declared distributions to record holders of August 1, 2003, which were paid in the third quarter 2003.

     The Partnership sold 4.5 aircraft and the Falcon engines in 2002 and used the proceeds from the asset sales to retire debt. The Partnership has no more indebtedness, but does have cash flow that consists of interest or dividends on its money market investments. The asset sales have resulted in the Partnership having only three off-lease aircraft left and therefore it is not generating any cash flow from operations. The Partnership is attempting to sell the remaining three aircraft in an “as-is, where-is” condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Partnership was derived from the audited financial statements for the indicated periods. The information set forth below should be read in conjunction with the Partnership’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 8 and 7, respectively, of this Report on Form 10-K.

		As of December 31,
		or Year Ended December 31,
	2004	2003	2002	2001	2000
		(in thousands, except per unit amounts)
Rental Revenue	$—	$—	$3,370	$7,357	$9,344
Net Income (Loss)	(341)	(67)	(25)	(3,354)	1,788
Net Income (Loss) per Limited Partnership Unit	(0.05)	(0.01)	(0.00)	(0.46)	0.10
Distributions per Limited Partnership Unit	0.00	0.40	1.50	0.20	0.60
Total Assets	3,115	3,846	6,853	32,894	48,870
Notes Payable	—	—	—	9,483	21,210
Partners’ Capital	2,399	2,740	5,739	16,756	21,57

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the “Selected Financial Data” and the Financial Statements of the Partnership and the Notes thereto. This report may contain, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership’s actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to the forward-looking statements, if any, to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

     The Partnership owns and manages one commercial passenger aircraft and two freighter aircraft, all of which are off-lease. The Partnership is attempting to sell the remaining three aircraft, in an “as-is, where-is” condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made within twelve months of the final aircraft sale.

     The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in a fund that invests in short-term, highly liquid investments. At December 31, 2004, the Partnership’s unrestricted cash and cash equivalents of $2,725,000 were primarily invested in such a fund. This amount was $721,000 less than the Partnership’s unrestricted cash and cash equivalents at December 31, 2003 of $3,446,000. This decrease in unrestricted cash was primarily attributable to cash used in operating activities and payment of previously accrued payables.

     Net cash used in operating activities was $721,000 and $371,000 in 2004 and 2003, respectively, as compared to net cash provided by operating activities of $14.7 million in 2002. In the aggregate, for this three-year period, net cash provided by operating activities totaled $13.6 million. The $721,000 of cash used in operating activities in 2004 is comprised of a net loss, adjusted for changes in assets and liabilities, as discussed below.

     Other assets decreased by $10,000, or 40%, from $25,000 at December 31, 2003 to $15,000 at December 31, 2004, primarily due to the receipt of returned insurance premium credits of $21,000, which was partially offset by an increase in the insurance premium credits of $10,000 and pre-paid insurance of $1,000 during the year ended December 31, 2004.

     Accounts payable and accrued expenses increased by $49,000, or 37%, from $132,000 at December 31, 2003 to $181,000 at December 31, 2004, primarily due to the receipt of a $50,000 deposit, during the year ended December 31, 2004, for the sale of a DC-10 aircraft. The deposit is reimbursable to the purchaser net of costs expended to test and evaluate the aircraft prior to sale.

     Payables to affiliates decreased by $439,000, or 45%, from $974,000 at December 31, 2003 to $535,000 at December 31, 2004, primarily due to a payment to the General Partners of previously accrued management fees.

     Partnership capital was $2,399,000 at December 31, 2004, a decrease of approximately $341,000 or 12% from $2,740,000 at December 31, 2003, due to net loss of $341,000 during the year ended December 31, 2004.

     Cash distributions declared by the Partnership were $0 for 2004, approximately $2.9 million for 2003 ($.40 per Unit) and $11 million for 2002 ($1.50 per Unit). In the aggregate, for this three-year period, cash distributions declared by the Partnership totaled $13.9 million.

Critical Accounting Policies

     The policies discussed below are considered by management to be critical to an understanding of the Partnership’s financial statements because their application requires significant judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Results of Operations

     The Partnership’s 2004 revenue was the result of interest income from cash and cash equivalents deposited in money market accounts. Due to the off lease status of the Partnership’s three remaining aircraft in 2004, there was no revenue generated from the leasing of the Partnership’s aircraft.

     The Partnership also incurred certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services.

2004 as compared to 2003

     The Partnership’s net loss was $341,000 for the year ended December 31, 2004 (“2004 Period”) as compared to $67,000 net loss for the year ended December 31, 2003 (“2003 Period”).

     The Partnership’s higher net loss for the 2004 Period, as compared to the 2003 Period, is primarily due to lower revenues in the 2004 Period, compared to the 2003 Period. The Partnership had a gain from an aircraft insurance settlement in the 2003 Period, with no corresponding amount in the 2004 Period.

     Gain on aircraft from insurance proceeds decreased by $819,000, from $819,000 for the 2003 Period to $0 for the 2004 Period, due to the proceeds received from insurance compensation for hail damage to the McDonnell Douglas DC-9 formerly leased to Aeromexico (see Note 4 also).

     Write down of aircraft decreased by $515,000, or 100%, from $515,000 for the 2003 Period to $0 for the 2004 Period. During the 2003 Period, the carrying values of the three aircraft owned by the Partnership were reduced by a total of $515,000 to reflect management’s estimate of the market value for these types of aircraft and the price management was negotiating to sell the aircraft for, as the remaining assets of the Partnership are being liquidated.

     Direct lease expenses decreased by 31%, or $47,000, from $151,000 for the 2003 Period to $104,000 for the 2004 Period. This decrease was due primarily to lower aircraft storage and maintenance costs in the 2004 Period as compared to the 2003 Period.

2003 as compared to 2002

     The Partnership’s net loss was $67,000 for the year ended December 31, 2003 (“2003 Period”) as compared to $25,000 net loss for the year ended December 31, 2002 (“2002 Period”).

     The Partnership’s higher net loss for the 2003 Period, as compared to the 2002 Period, is primarily due to lower revenues in the 2003 Period, compared to the 2002 Period. The Partnership had rental income, income for early lease terminations, the reversal of accrued management fees and other income from maintenance reserves and security deposits in the 2002 Period, with no corresponding amounts in the 2003 Period.

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

Inflation and Changing Prices

     As jet fuel costs are a major component of the cost of operating an aircraft, periods of high fuel prices, as experienced in 2004, have negatively impacted the passenger airline and air freight industries. The Partnership owns three aircraft that are being offered for sale on as “as-is, where is” basis.

Risks and Uncertainties

     The events of September 11, 2001 had a negative impact on the US economy and the passenger airlines, including increases in airline costs such as insurance and security, and a significant decline in passenger demand for air travel. Due to the conversion of its aircraft to freighter configurations, the Partnership is more reliant on the air freight industry than the passenger airlines industry. Certain prohibitions on passenger planes carrying cargo have increased cargo for the fully dedicated air freight business. . While general world economic activity has recently increased, higher jet fuel prices have significantly strained the operating finances of airlines and air freight operators. The age and maintenance status of the Partnership’s aircraft make the equipment potentially attractive to more thinly capitalized operators and used parts firms, thereby making the sale of the aircraft more uncertain.

Sarbanes-Oxley Act

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was enacted. Section 302 of the Act required the Securities Exchange Commission to adopt final rules that became effective on August 29, 2002, under which the principal executive officer and the principal financial officer, or persons providing similar functions, of an issuer each must certify the information contained in the issuer’s quarterly and annual reports. Section 302 also requires these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer’s internal controls, they have made certain disclosures to the issuer’s auditors and the audit committee of the board of directors about the issuer’s internal controls; and they have included information in the issuer’s quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Pegasus Aircraft Partners II, L.P.:

     In our opinion, the accompanying balance sheets and the related statements of loss, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. (the “Partnership”) at December 31, 2004 and December 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2005

PEGASUS AIRCRAFT PARTNERS II, L.P.

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
	(in thousands, except unit data)
ASSETS

Cash and cash equivalents	$2,725	$3,446
Aircraft, net	375	375
Other assets	15	25

Total Assets	$3,115	$3,846

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$181	$132
Payable to affiliates	535	974

Total Liabilities	716	1,106

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
General Partners	24	27
Limited Partners (7,255,000 units issued and outstanding in 2004 and 2003)	2,375	2,713

Total Partners’ Capital	2,399	2,740

Total Liabilities and Partners’ Capital	$3,115	$3,846

The accompanying notes are an integral part of these financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	(in thousands, except unit data and per unit amounts)
REVENUES:
Rentals from operating leases	$—	$—	$3,370
Gain from aircraft — insurance settlement	—	819	—
Interest	28	46	119
Equity in deficit of MD-81 Trust	—	—	(548)
Emery lease termination fees	—	—	11,440
Management and re-lease fees reversal	—	—	2,330
Other income	2	—	2,300
Gain on sale of aircraft, engines or equipment	—	—	435

	30	865	19,446

EXPENSES:
Depreciation and amortization	—	—	1,267
Write-down of aircraft	—	515	17,018
Interest	—	—	393
General and administrative	267	266	511
Direct lease	104	151	282

	371	932	19,471

NET AND COMPREHENSIVE LOSS	$(341)	$(67)	$(25)

NET LOSS ALLOCATED:
To the General Partners	$(3)	$(1)	$—
To the Limited Partners	(338)	(66)	(25)

	$(341)	$(67)	$(25)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.05)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS ISSUED AND OUTSTANDING	7,255,000	7,255,000	7,255,000

The accompanying notes are an integral part of these financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	General	Limited
	Partners	Partners	Total
	(dollar amounts in thousands)
Balance, December 31, 2001	$169	$16,587	$16,756

Net loss	—	(25)	(25)

Distributions declared to partners	(110)	(10,882)	(10,992)

Balance, December 31, 2002	59	5,680	5,739

Net loss	(1)	(66)	(67)

Distributions declared to partners	(31)	(2,901)	(2,932)

Balance, December 31, 2003	27	2,713	2,740

Net loss	(3)	(338)	(341)

Balance, December 31, 2004	$24	$2,375	$2,399

The accompanying notes are an integral part of these financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	(dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(341)	$(67)	$(25)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Gain from aircraft — insurance settlement	—	(819)	—
Gain on sale or sale of engines and equipment	—	—	(435)
Depreciation	—	—	1,267
Equity in deficit of MD-81 Trust	—	—	548
Write down of aircraft	—	515	17,018
Change in assets and liabilities:
Rent and other receivables	—	9	100
Other assets	10	(1)	222
Accounts payable and accrued expenses	49	(8)	(85)
Accrued interest payable	—	—	(28)
Deferred rental income and deposits	—	—	(811)
Payable to affiliates	(439)	—	(2,302)
Maintenance reserves payable	—	—	(817)

Net cash (used in)/provided by operating activities	(721)	(371)	14,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from aircraft — insurance settlement		819	—
Proceeds from sale of aircraft — note collections	—	1,361	—
Proceeds from sale of engines and equipment	—	—	1,698
Cash distributions from investment in MD-81 Trust	—	—	250

Net cash provided by investing activities	—	2,180	1,948

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment notes payable	—	—	(9,483)
Cash distributions paid to partners	—	(2,932)	(10,992)

Net cash used in financing activities	—	(2,932)	(20,475)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(721)	(1,123)	(3,875)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,446	4,569	8,444

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,725	$3,446	$4,569

The accompanying notes are an integral part of these financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 (continued)

	2004	2003	2002
	(dollar amounts in thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for interest paid	$—	$—	$199

NON-CASH TRANSACTIONS:

Maintenance reserves recognized upon sales of aircraft	$—	$—	$1,498
Receivable arising from sales of aircraft	$—	$—	$1,370

The accompanying notes are an integral part of these financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. Significant Accounting Policies

     Basis of Presentation. Pegasus Aircraft Partners II, L.P. (the “Partnership”), a Delaware limited partnership, maintains its accounting records and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft. Actual results could differ from such estimates. Certain reclassifications of prior year numbers have been made to be consistent with current year presentation.

     Pegasus Aircraft Partners II, L.P. is attempting to sell the remaining aircraft in an “as-is, where-is” condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made upon the final aircraft sale. The carrying values of the Partnership’s remaining assets and liabilities, based on the Partnership’s accounting policies, approximate a liquidation basis of accounting.

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

     MD-81 Trust. The McDonnell Douglas MD-81 aircraft, formerly leased to Vanguard Airlines (“Vanguard”), was owned by a trust in which the Partnership had a 50% interest. An affiliated Partnership owned the other 50% interest. The Partnership had adopted the guidance in EITF Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method of Investment in Certain Partnerships and Other Ventures” (EITF 00-1) and accounted for its investment in the Trust which owned the MD-81 aircraft leased to Vanguard under the equity method. The aircraft had been subject to a tax benefit transfer lease, which expired in April 2000. In October 2002, the McDonnell Douglas MD-81 aircraft was sold and the Trust was liquidated.

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

     Deferred Income. Some of the Partnership’s operating leases required rental payments to be paid monthly, in advance. Deferred rental income represented payments received in advance, which had not been earned.

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

2. Organization of the Partnership

     The Partnership was formed on April 26, 1989 for the purpose of acquiring, leasing and ultimately selling used commercial aircraft. The Managing General Partner of the Partnership is Pegasus Aircraft Management Corporation, a wholly owned subsidiary of Pegasus Capital Corporation, and the Administrative General Partner is Air Transport Leasing, Inc., a wholly owned subsidiary of UBS Americas, Inc. UBS Americas is the successor to Paine Webber Group, Inc. (collectively, the “General Partners”).

     The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. The net proceeds from any future sales of the remaining aircraft will be distributed in accordance with the Partnership Agreement.

     Upon formation of the Partnership, the General Partners each contributed $500 to the capital of the Partnership. An additional 7,255,000 units of limited partnership interest (“Units”) were then sold at a price of $20 per Unit with the Partnership receiving gross offering proceeds of $145,100,000.

     Title to the aircraft owned by the Partnership is held by non-affiliated trustees of trusts of which the Partnership is the beneficiary. The purpose of this method of holding title is to satisfy certain registration requirements of the Federal Aviation Administration.

3. Partnership Allocations

     The Partnership Agreement provides that cash flow from operations be distributed on a quarterly basis at the General Partners’ discretion, 99% to the Limited Partners and 1% to the General Partners. Cash flow is defined in the Partnership Agreement as including cash receipts from operations and interest income earned, less expenses incurred and paid in connection with the ownership and operation of the aircraft. Depreciation and amortization expenses are not deducted from cash receipts in determining cash flow. Distributable proceeds from sales of aircraft upon liquidation of the Partnership will be distributed in accordance with the partners’ capital accounts after all allocations of income and losses.

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

4. Aircraft

Net Investment in Aircraft

     The Partnership’s net investment in aircraft as of December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Aircraft held for sale, at cost	$49,860	$49,860
Less: Accumulated depreciation	(26,237)	(26,237)
Write-downs	(23,248)	(23,248)

Aircraft, net	$375	$375

Financial Terms of Leases

     DC-9 Aircraft. The aircraft was damaged during a hailstorm early in the year 2002. The Partnership filed an insurance claim and on September 30, 2003, the Partnership received insurance proceeds of $819,421 as compensation for the hail damage to this aircraft. Because the decision was made not to repair the aircraft to its pre-damage condition, the Partnership recognized the proceeds as revenue and wrote down the aircraft’s carrying value by an additional $225,000 during the year ended December 31, 2003. The Partnership retains ownership of the aircraft and the airframe and engines are being offered for sale on an “as-is, where-is” basis.

     Boeing 727-200 Advanced Aircraft. The aircraft was returned at the end of the lease in June 2002 and has not been released. During the year ended December 31, 2003, the Partnership wrote down the aircraft’s carrying value by an additional $90,000 to its estimated realizable value. The aircraft and engines are being offered for sale on an “as-is, where-is” basis.

     MD-81 Aircraft. In August 2001, the Trust entered into a three-year lease of the aircraft with Vanguard Airlines, a Kansas City, Missouri airline providing passenger services to a number of U.S. cities.

     Vanguard Airlines suspended flight operations on July 30, 2002, dismissed all but 80 employees and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Vanguard rejected the lease and returned the MD-81 aircraft to the Trust on September 30, 2002. At the time of its filing, Vanguard was in arrears to the Trust in the amount of $1,389,000 ($694,500 to the Partnership, for its 50% interest) in rent and reserves. At December 31, 2004, recovery of this amount is unlikely. The Trust wrote down the value of the aircraft by $1,030,000 for the Trust ($515,000 for the Partnership for its 50% interest) in the third quarter of 2002.

The Trust sold the MD-81 aircraft on October 25, 2002 for $500,000 cash ($250,000 for the Partnership for its 50% interest). The Trust retained $442,000 of maintenance reserves ($221,000 for the Partnership for its 50% interest).

   Capital Cargo International Airlines, Inc. (“Capital Cargo”) Lease . Capital Cargo had leased a Boeing 727-200 freighter. Capital Cargo failed to make its lease and reserve payments starting in January 2001. A notice of default was sent on February 8, 2001 and Capital Cargo returned the Boeing 727-200 on May 23, 2001. On June 14, 2001, the Partnership sued Capital Cargo for breach of its monetary obligations and damages relating to the failure of the aircraft to meet return conditions. On March 15, 2002, the Partnership and Capital Cargo reached a court mediated settlement. According to the settlement, the Partnership agreed to sell the aircraft to Capital Cargo for $2.0 million and the Partnership retained maintenance reserves of $1,277,000 and a $220,000 security deposit. The $2.0 million purchase price for the aircraft was paid through an initial payment of $625,000, which was received in April 2002, and a twelve-month note with 11 payments of $35,000 and a balloon payment of $1,050,000 received in February 2003 which paid off the note in full. The note bore interest in favor of the Partnership.

   DC-10-10 Freighter. The DC-10 aircraft was returned to the Partnership in December 2002, and has not been released. The Partnership wrote down the aircraft’s carrying value by an additional $200,000 during the year ended December 31, 2003 to its estimated realizable value. The Partnership is offering the aircraft for sale on an “as-is, where-is” basis.

   Lockheed L-1011. The aircraft was sold for $75,000 in November 2002.

   Airbus A-300 Aircraft. In March 2002, the Partnership sold the A-300 airframe for $121,000 and in a separate transaction, the Partnership sold the A-300 engines for $200,000.

   General. In the sale of its aircraft, the Partnership is essentially competing in the market for used aircraft. The Partnership will seek to dispose of the remaining aircraft and engines as soon as possible in an “as-is, where is” condition, although there can be no assurance as to when the sales or dispositions will be completed (See “Note 9”).

Significant Lessees

     There were no aircraft on lease during the 2004 and 2003 Period. Revenues from each of the airlines, which accounted for 10% or greater of the Partnership’s total rental revenues, are as follows for the years ended:

	Percentage of Rental Revenue(a)
Airlines	2004	2003	2002
TNT Transport International B.V.	0%	0%	21%
Kitty Hawk Aircargo, Inc.	0	0	14
Emery	0	0	65

(a)	Such percentages include the periodic recognition of amounts that were prepaid in connection with certain lease settlements.

Revenues include rentals from aircraft leased to foreign airlines or carriers of $704,000 in 2002.

5. Notes Payable

     The Partnership obtained a $30 million lending facility on April 14, 2000, and an initial draw down was made of $19.5 million. The loan proceeds were used to retire the existing debt of $16.5 million, to replenish working capital and to fund the DC10-10 conversion. The facility was later limited to $25 million because the Aeromexico leases were not extended for two years. The term of the loan was 6 years, with interest only payments for the first twelve months. Thereafter, principal was required to be repaid in equal quarterly installments over 60 months with the first payment having been paid in July 2001. Proceeds from the sale of aircraft must be applied to principal reduction and the subsequent required principal payments were reset over the remaining term. The interest rate was 225 basis points over a major money center bank’s prime rate. The lender had a mortgage interest in all aircraft except the 50% interest in the US Airways MD-81 aircraft. The loan agreement required that the Partnership maintain working capital equal to or in excess of maintenance reserves payable and have these amounts available for payment to the lessees.

     In 2002, partial principal payments on the note were made through proceeds of asset sales, and on May 1, 2002, the remaining debt was retired.

6. Transactions with Affiliates

     The Management fee, Incentive fee and Re-lease fee payable to the General Partners are subordinated to the Limited Partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership’s remaining assets, a determination was made to reverse the fees accrued but unpaid to the General Partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $2,330,000 were taken into revenue with a corresponding reduction in Payable to Affiliates. In addition, based on anticipated future revenues, the Partnership has not accrued during 2004 and 2003 and does not expect to accrue Management and Re-lease fees in future quarters.

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

     Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There was no such reimbursable expenses in each of the years ended December 31, 2004, 2003, and 2003. The continued absence of accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

     Other. During 2002, the Partnership paid $70,000 to a licensed maintenance facility, which was affiliated with the Managing General Partner until March 2002, for the storage of and work performed on the off-lease aircraft. Additionally, during 2002, the Partnership paid $49,000 for aircraft parts to a company in which the President and Director of the Managing General Partner had an ownership interest.

7. Reconciliation to Income Tax Method of Accounting

     The following is a reconciliation of the net loss as shown in the accompanying financial statements to the taxable (loss) income reported for federal income tax purposes (in thousands):

	2004	2003	2002
Net loss per financial statements	$(341)	$(67)	$(25)
Increase/(decrease) resulting from:
Depreciation	(2,368)	(2,607)	13,733
Gain/(loss) on sale of engines	—	(146)	(772)
Maintenance reserve payable	—	—	(816)
Management fees	—	—	(24)
Other	—	—	23

Taxable income/(loss) per federal income tax return	$(2,709)	$(2,820)	$12,119

     The following is a reconciliation of the amount of the Partnership’s total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership’s net assets (in thousands):

	2004	2003	2002
Total Partnership capital per financial statements	$2,399	$2,740	$5,739
Increase/(decrease) resulting from:
Commission and expenses paid in connection with the sale of limited partnership units	16,295	16,295	16,295
Reserves for maintenance costs and write-downs	23,248	23,248	27,733
Accumulated depreciation	(6,795)	(4,427)	(10,228)
Fixed assets	(9,069)	(9,069)	—
Other	—	1	—

Tax bases of net assets	$(26,078)	$28,788	$34,539

8. Fair Value of Financial Instruments

     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value of certain financial instruments, whether or not reported in the balance sheet. Where quoted market prices are unavailable the values are based on estimates using present value or other valuation techniques. The results are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In addition, because SFAS No. 107 excludes certain assets such as leased aircraft owned by the Partnership, the aggregate fair value amounts discussed below do not purport to represent and should not be considered representative of the underlying market value of the Partnership.

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

10. Selected Quarterly Financial Data (unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per unit amounts):

2003	Mar. 31	Jun.30	Sep.30		Dec.31
Total Revenues	$22	$12	$825		$6
Net Income/(Loss)	$(118)	$(92)	$209	*	$(66)
Net Income/(Loss) per General Partnership	$(1)	$(1)	$2		$(1)
Net Income/(Loss) per Limited Partnership	$(117)	$(91)	$207		$(65)
Net Income/(Loss) per Limited Partnership Unit	$(0.02)	$(0.01)	$0.03		$(0.01)

2004	Mar. 31	Jun.30	Sep.30	Dec.31
Total Revenues	$7	$5	$7	$11
Net Loss	$(73)	$(82)	$(89)	$(97)
Net Loss per General Partnership	$(1)	$(1)	$(1)	$—
Net Loss per Limited Partnership	$(72)	$(81)	$(88)	$(97)
Net Loss per Limited Partnership Unit	$(0.01)	$(0.01)	$(0.01)	$(0.02)

*	Net income in the September 30, 2003 quarter resulted from proceeds from aircraft – insurance settlement.

11. Subsequent Events

     Previous reports filed by the Partnership with the Securities and Exchange Commission indicated that after the last aircraft was sold, the Partnership would enter into a liquidating trust. The General Partners have subsequently determined that it will be more efficient to wind down the affairs of the Partnership by maintaining the partnership format and not entering into a liquidating trust.

     On March 24, 2005, the Administrative General Partner declared that a special distribution of $0.20 per Partnership Unit is scheduled to be paid on April 28, 2005 to investors of record as of April 1, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2004, 2003, and 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

     The President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. (collectively, the “Certifying Officers”) have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. These disclosure controls and procedures are those controls and procedures which are designed to insure that all the information required to be disclosed by the Partnership in all its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Commission and that the information is communicated to the President and Chairman of the Board of Pegasus Aircraft Management Corporation and the President of Air Transport Leasing, Inc. on a timely basis.

     The Certifying Officers concluded, based on such evaluation, that the Partnership’s disclosure controls and procedures were suitable and effective for the Partnership as of the end of the period covered by this report, taking into consideration the size and nature of the Partnership’s business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

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

     Richard S. Wiley, age 51, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation (“PCC”), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation (“CIS”), a wholly owned subsidiary of Continental Information Systems Corporation (“Continental”) for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a BS degree from the Indiana University School of Business and an MBA from the University of California, Los Angeles.

     Carol L. Chase, Esq., age 52, is an Executive Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a BA degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.

     Richard M. Oster, age 53, is Chief Financial Officer, Senior Vice President Administration of Pegasus Aircraft Management Corporation (PAMC). Mr. Oster is primarily responsible within the Pegasus companies for all corporate-wide Finance and Administration functions that include all financial reporting, planning and analysis, accounting, information systems, human resources and other administrative functions. Prior to joining Pegasus, Mr. Oster served as Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation; and prior to that, as Senior Vice President and Chief Financial Officer of Inchcape Shipping Services. Mr. Oster is a CPA and holds a B.S. in Business Administration from the University of North Carolina and a M.B.A. from the Rutgers Graduate School of Business .

     Ervin Bach, 43, is Senior Vice President, Technical of the Managing General Partner and Pegasus Capital Corporation. Mr. Bach has been employed in various technical capacities with affiliates of the Managing General Partner since 1996. From 1994 to 1996 he was Manager of Structures for Hamilton Aviation, Tucson and he has held the same position with Lockheed Aeromod, Tucson from 1993 to 1994. From 1989 to 1993, Mr. Bach held various positions with the Evergreen Air Center, Marana, Arizona, the last being Manager of Engineering. During 1991, Mr. Bach was employed for seven months as a structural mechanic with Trans World Airlines in Kansas City. Mr. Bach was with the United States Air Force from 1982 to 1989, rising to the rank of Staff Sergeant with the responsibility of maintaining the mission worthiness of 13 electronic combat C-130’s. Mr. Bach holds an Airframe and Power Plant license and attended USAF technical and leadership schools. Mr. Bach attended Pima Community College during 1990-91.

Air Transport Leasing, Inc.

Name	Positions Held
Clifford B. Wattley	President and Director

     Clifford B. Wattley, age 55, is President and a Director of the Administrative General Partner. Upon the resignation of Timothy F. Kelly, discussed below, Mr. Wattley assumed the positions of Chief Financial Officer and Chief Accounting Officer. Mr. Wattley is a Corporate Vice President with UBS Financial Services, Inc. having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber’s Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

     Timothy F. Kelly, resigned as Vice President, Secretary, Treasurer, Chief Financial and Accounting Officer and a Director of the Administrative General Partner effective March 2005.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2004.

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

ITEM 11. EXECUTIVE COMPENSATION

     No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, “Certain Relationships and Related Transactions”, which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2004.

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

The names and addresses of the General Partners are as follows:

Managing General Partner:

   Pegasus Aircraft Management Corporation
   Four Embarcadero Center, 35th Floor
   San Francisco, CA 94111

Administrative General Partner:

   Air Transport Leasing, Inc.
   1285 Avenue of the Americas, 37th Floor
   New York, NY 10019

The General Partners, collectively, have a 1% interest in each item of the Partnership’s income, gains, losses, deductions, credits and distributions.

(b)	The following table sets forth the number of Units beneficially owned by directors of the General Partners and by all directors and officers of such corporations as a group as of March 1, 2005.

	Amount and Nature
	of Beneficial	Percent
Name	Ownership	of Class
Managing General Partner:
Richard S. Wiley	19,135	*
Carol L. Chase	1,300	*

All directors and officers as a group (4 persons)	20,435	*

Administrative Managing Partner:
None
* Less than 1% of class.

(c)	The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Partnership. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

     The Management Fee, Incentive Fee and Re-lease Fee payable to the General partners are subordinated to the Limited partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. As the Partnership had not achieved this level of distribution since 2000, fees were being accrued but not paid. Based upon Preferred Return as determined pursuant to the Partnership Agreement and the estimated value of the Partnership’s remaining assets, a determination was made to reverse the fees accrued but unpaid to the General partners for fiscal years 2000 through the first quarter of 2002. In June 2002, fees previously accrued of $2,330,000 were taken into revenue with a corresponding reduction in Payable to Affiliates. In addition, based on anticipated future revenues, the Partnership does not expect to accrue Management and re-lease fees in future quarters.

     As described below, there were no fees paid or payable to the General Partners and their affiliates for the year 2004.

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

     Accountable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no such reimbursable expenses during 2004, 2003 and 2002. As discussed in Note 6 to the Financial Statements, accountable expenses remained $0 due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

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

     Partnership Interest. The General Partners received distributions of $0, $31,000 and $110,000 as their allocable share of distributable cash flow for 2004, 2003 and 2002, respectively. Pursuant to the Partnership Agreement, one percent of the Partnership’s net loss of $341,000, $67,000 and $25,000 for 2004, 2003 and 2002, respectively, was allocated to the General Partners.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees — During the year ended December 31, 2004 and 2003, the Partnership was billed $53,000 and $50,000 respectively, by its independent registered public accounting firm PricewaterhouseCoopers LLP. Audit fees for 2004 and 2003 were for professional services provided for the quarterly review of the financial statements in the Partnership’s Form 10-Q and the annual audit of the financial statements in the Partnership’s Form 10-K.

     Tax Fees — For the year ended December 31, 2004 and 2003, the Partnership was billed $12,500 and $10,000, respectively, by PricewaterhouseCoopers LLP for the review of federal and state partnership tax returns.

     The boards of directors of each of the General Partners function as the audit committee in the absence of an actual designated audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements: (Incorporated by reference to Item 8 of this Report, “Financial Statements and Supplementary Data”).

(b)	No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

(c)	Exhibits required to be filed.

Exhibit No.	Description
3.1(a)	Amended and Restated Limited Partnership Agreement dated April 27, 1989, as amended and restated July 11, 1989. Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(b)	Amendment, dated as of December 26, 1990, to the Amended and Restated Limited Partnership Agreement dated July 11, 1989. Filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K dated December 26, 1990.*

(c)	Amendment, dated as of March 31, 1992, to the Amended and Restated Limited Partnership Agreement dated July 11, 1989. Filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated April 16, 1992.*

10.1(a)	Agreement pursuant to Selection 168(f)(8) of the Internal Revenue Code of 1954, as amended, between Pacific Southwest Airlines and General Mills, Inc. Filed as Exhibit 19.3(c) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File No. 33-22986).*

(b)	Participation Agreement, dated September 21, 1989, among Pegasus Aircraft Partners, L.P., a Delaware limited partnership (“Pegasus Aircraft Partners”), First Security Bank of Utah, National Association (the “Owner Trustee”), Concord Asset Management, Inc., a Delaware corporation (“CAMI”), and the Registrant. Filed as Exhibit 19.2(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(c)	Amended and Restated Reimbursement Agreement, dated September 21, 1989 between Pegasus Aircraft Partners and CAMI. Filed as Exhibit 19.2(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(d)	Reimbursement Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit 19.2(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(e)	Amended and Restated Security Agreement, dated September 21, 1989 between Pegasus Aircraft Partners and CAMI. Filed as Exhibit 19.2(h) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(f)	Security Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit 19.2(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(g)	Security Agreement, dated September 21, 1989, between the Registrant and Pegasus Aircraft Partners. Filed as Exhibit 19.2(j) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

Exhibit No.	Description
(h)	Security Agreement, dated September 21, 1989, between Pegasus Aircraft Partners and the Registrant. Filed as Exhibit 19.2(k) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(i)	Trust Agreement 814, dated as of March 10, 1989, among Pegasus Capital Corporation, a California corporation (“PCC”) as Beneficiary, Pegasus Aircraft Partners as Beneficiary, and the Owner Trustee. Filed as Exhibit 19.3(i) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File No. 33-22986).*

(j)	First Amendment to Trust Agreement 814, dated September 21, 1989, among Pegasus Aircraft Partners as Beneficiary, the Registrant as Beneficiary, and the Owner Trustee. Filed as Exhibit 19.2(m) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(k)	Amended and Restated Lease No. 1, dated October 14, 1988, between PS Group, Inc. and USAir, Inc. Filed as Exhibit 10.2.9 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

(l)	Assumption Agreement, dated March 22, 1989, among PCC, the Buyer, CAMI and Pegasus Aircraft Partners. Filed as Exhibit No. 19.3(e) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File No. 33-22986).*

(m)	Letter of Credit Agreement, dated as of April 30, 1992, between First Security Bank of Utah as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(n)	Assumption Agreement, dated April 30, 1992, among Pegasus Aircraft Partners, L.P. and Pegasus Aircraft Partners II, L.P. as Obligors and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(o)	Security Agreement and Assignment of Lease, dated as of April 30, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(p)	Assignment of Collateral, dated as of April 30, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

10.2(a)	Trust Agreement 047, dated as of April 12, 1989, between PCC as Beneficiary, and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 19.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(b)	Lease Agreement 047, dated as of April 12, 1989, between Owner Trustee and Continental Airlines, Inc. Filed as Exhibit 19.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(c)	Amendment No. 1 to Lease Agreement 047, dated September 21, 1989. Filed as Exhibit 10.3(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.*

(d)	Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

Exhibit No.	Description
(e)	Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

(f)	Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.2(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.*

(g)	Amendment No. 2 to Lease Agreement 047 between First Security Bank of Utah, N.A. as Lesser and Continental Micronesia as Lessee dated March 15, 1995.

10.3(a)	Trust Agreement 32719 between the Registrant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 19.4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(b)	Aircraft Lease Agreement, dated as of February 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(c)	Lease Supplement No. 1, dated March 5, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(d)	Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N32719.*

10.4(a)	Trust Agreement 909, dated as of May 25, 1989, between PCC as Beneficiary and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.5(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.*

(b)	Lease Agreement, dated as of October 1, 1983, between DC-9T-II as Lessor and Trans World Airlines, Inc. (“TWA”) as Lessee. Filed as Exhibit 10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

(c)	Lease Supplement No. 1 dated, October 13, 1983, between TWA and DC-9T-II. Filed with Lease Agreement as Exhibit 10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

(d)	Amendment No. 1, dated as of May 1, 1991, to Lease dated as of October 1, 1983, each between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Trans World Airlines, Inc. as Lessee. Filed as Exhibit 19.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

Exhibit No.	Description
(e)	Provisional Amendment, dated as of March 31, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(f)	Amendment No. 2, dated as of April 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(g)	Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(h)	Amendment No. 3 dated January 16, 1995 between First Security Trust of Utah as Lessor Owner Trustee and TWA as lessee with respect to the lease of one Lockheed L-1011 aircraft, U.S. Registration No. N41016.*

(i)	Amendment No. 3 dated as of January 16, 1995 between Meridian Trust Company as Lessor Owner Trustee and TWA as lessee with respect to the lease of one McDonnell Douglas MD-82 aircraft, U.S. Registration No. 909TW.*

10.5(a)	Lease Agreement, dated as of December 30, 1981, between First Security Bank of Utah, National Association as Lessor and TWA as Lessee. Filed as Exhibit 10.2.3 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

(b)	Trust Agreement, dated as of December 30, 1981, between BWL as Owner Participant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.6(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.*

(c)	Amendment No. 1, dated as of May 1, 1991, to Lease dated as of December 30, 1981, each between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Trans World Airlines, Inc. as Lessee. Filed as Exhibit 19.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

(d)	Provisional Amendment, dated as of March 31, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(e)	Amendment No. 2, dated as of April 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(f)	Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

10.6(a)	Trust Agreement 935, dated as of April 2, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association, as Owner Trustee. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.*

Exhibit No.	Description
(b)	Aircraft Lease Agreement, dated as of June 1, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Aerovias de Mexico, S.A. de C.V. as Lessee, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N935ML. Filed as Exhibit 10.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(c)	Estoppel and Acceptance Certificate, dated July 1, 1992, executed by Aerovias de Mexico, S.A. de C.V. as Lessee under Aircraft Lease Agreement, dated as of June 1, 1992, between Aerovias de Mexico, S.A. de C.V. and First Security Bank of Utah, National Association as Owner Trustee and Lessor, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N935ML. Filed as Exhibit 10.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

10.7(a)	Trust Agreement 936, dated as of May 9, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association, as Owner Trustee. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.*

(b)	Aircraft Lease Agreement, dated as of June 1, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Aerovias de Mexico, S.A. de C.V. as Lessee, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(c)	Estoppel and Acceptance Certificate, dated July 20, 1992, executed by Aerovias de Mexico, S.A. de C.V. as Lessee under Aircraft Lease Agreement, dated as of June 1, 1992, between Aerovias de Mexico, S.A. de C.V. and First Security Bank of Utah, National Association as Owner Trustee and Lessor, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

10.7(d)	Standstill Agreement dated December 13, 1994, between Aerovias de Mexico SA de CV and First Security Bank of Utah National Association as Owner Trustee of two DC-9-31 Aircraft, US Registration N936ML and N937ML.

10.7(e)	Standstill Extension and Amendment dated as of February 28, 1995 between Aerovias de Mexico SA de CV and First Security Bank of Utah National Association as Owner Trustee of two DC-9-31 Aircraft, US Registration N936ML and N937ML.

10.8(a)	Trust Agreement 16982, dated as of August 22, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.*

(b)	Lease Agreement 212, dated as of December 15, 1988, between Wilmington Trust Company as Owner Trustee and Lessor and Continental Airlines, Inc. as Lessee. Filed as Exhibit 10.2.5 to Form S-1 Registration Statement dated July 3, 1989, (Commission File No. 33-28359).*

(c)	Amendment No. 1, dated as of May 26, 1989, to Lease Agreement 212, between Wilmington Trust Company as Owner Trustee and Lessor and Continental Airlines, Inc. as Lessee. Filed as Exhibit 10.2.5 to Form S-1 Registration Statement dated July 3, 1989, (Commission File No. 33-28359).*

(d)	Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

Exhibit No.	Description
(e)	Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

(f)	Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.8(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.*

(g)	Lease Termination Agreement dated November 15, 1995 between and among Continental Airlines, Inc., First Security Bank of Utah, N.A., Pegasus Aircraft Management, Inc. and Air Transport Leasing, Inc.

(h)	Supplement to Lease Termination Agreement between and among Continental Airlines, Inc., First Security Bank of Utah, N.A., Pegasus Aircraft Management, Inc. and Air Transport Leasing, Inc.

10.9	Prospectus of Registrant, dated as of July 11, 1989. Filed as Exhibit 2 of the Registrant’s Form 8-K filed for the Event occurring on September 20, 1989.*

10.10(a)	Loan Agreement, dated June 10, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(b)	Promissory Note, dated June 10, 1992, made by Pegasus Aircraft Partners II, L.P. in favor of Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(c)	Assignment of Collateral, dated as of June 10, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(d)	Security Agreement and Assignment of Lease, dated as of June 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

10.11(a)	Secured Loan Agreement, dated September 10, 1992, among Greyhound Financial Corporation, as Lender and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. as Co-Borrowers. Filed as Exhibit 10.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(b)	Promissory Note, dated September 10, 1992, made by First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. in favor of Greyhound Financial Corporation. Filed as Exhibit 10.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

Exhibit No.	Description
(c)	Beneficial Interest Security Agreement, dated as of September 10, 1992, between Pegasus Aircraft Partners II, L.P. and Greyhound Financial Corporation. Filed as Exhibit 10.1(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(d)	Continuing Guaranty and Subordination Agreement, dated September 10, 1992, between Greyhound Financial Corporation and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. Filed as Exhibit 10.1(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(e)	Negative Pledge Agreement, dated as of September 10, 1992, by and among Greyhound Financial Corporation and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iv) Trust Agreement 16982 between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. Filed as Exhibit 10.1(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(f)	First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(g)	First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(h)	First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(h) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

10.12(a)	Trust Agreement 357, dated as of February 15, 1993, between Registrant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.2(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(b)	Aircraft Lease Agreement, dated as of March 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.2(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

Exhibit No.	Description
(c)	Lease Supplement No. 1, dated May 24, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

(d)	Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N357KP.*

10.13(a)	Aircraft lease of 727-200 Advanced Aircraft N16784 (formerly N516PE) as of September 25, 1984 by Seventh HFC Leasing Corporation as Lessor and People Express Airlines, Inc. as Lessee.

(b)	Amendment No. 1 to lease of 727-200 Advanced Aircraft N16784 dated November 15, 1995 between Continental Airlines, Inc. as Lessee and First Security Bank of Utah as Owner Trustee of a trust in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.

10.14(a)	Aircraft lease of 727-200 advanced Aircraft N77780 (formerly N512PE) as of August 23, 1984 by Mellon Financial Services Corporation #3 as Lessor and People Express as Lessee.

(b)	Amendment No. 1 to lease of 727-200 Advanced Aircraft N77780 dated November 21, 1995 between Continental Airlines, Inc. as Lessee and First Security Bank of Utah as Owner Trustee of a trust in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.

10.15(a)	Promissory note issued in favor of Pegasus Aircraft Partners II, L.P. with face amount of $307,166 dated March 16, 1996 from Kiwi International Airlines Inc.

10.16(a)	Loan and Security Agreement dated December 23, 1996 between Provident Bank, N.A. and First Security Bank as Owner Trustee.

11	Partnership Policy for Requests for Partner Lists.

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2005

Pegasus Aircraft Partners II, L.P.
(Registrant)

By:	Air Transport Leasing, Inc.
Administrative General Partner

By:	/s/ Clifford B. Wattley

Clifford B. Wattley
President, Director, Chief Financial and Accounting Officer

By:	Pegasus Aircraft Management Corporation
Managing General Partner

By:	/s/ Richard S. Wiley

Richard S. Wiley
President and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

Signature	Title
/s/ Richard S. Wiley	President and Chairman of the Board of
Pegasus Aircraft Management Corporation
Richard S. Wiley

/s/ Clifford B. Wattley	President, Director, Chief Financial and
Accounting Officer of Air Transport Leasing, Inc.
Clifford B. Wattley