Form 10-Q
period 2005-03-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2005-05-16
CIK 849870

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 0-18387

PEGASUS AIRCRAFT PARTNERS II, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE	84-1111757

(State of organization)	(IRS Employer Identification No.)

Four Embarcadero Center 35th Floor San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 434-3900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

This document consists of 16 pages.

PEGASUS AIRCRAFT PARTNERS II, L.P.
QUARTERLY REPORT ON FORM 10-Q FOR
THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEGASUS AIRCRAFT PARTNERS II, L.P.

BALANCE SHEETS — MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	2005	2004
	(in thousands, except unit data)
ASSETS

Cash and cash equivalents	$2,576	$2,725
Aircraft, net	375	375
Prepaid expenses	20	15

Total Assets	$2,971	$3,115

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$136	$181
Distribution payable	1,466	—
Payable to affiliates	535	535

Total Liabilities	2,137	716

PARTNERS’ CAPITAL:
General Partners	$8	$24
Limited Partners (7,255,000 units issued and outstanding in 2005 and 2004)	826	2,375

Total Partners’ Capital	834	2,399

Total Liabilities and Partners’ Capital	$2,971	$3,115

The accompanying notes are an integral part of these interim financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(unaudited)

	2005	2004
	(in thousands, except unit
	data and per unit amounts)
REVENUES:
Interest	$13	$5
Lessee settlement	9	—
Other income	—	2

	22	7

EXPENSES:
General and administrative	70	60
Direct lease	51	20

	121	80

NET AND COMPREHENSIVE LOSS	$(99)	$(73)

NET LOSS ALLOCATED:
To the General Partners	$(1)	$(1)
To the Limited Partners	(98)	(72)

	$(99)	$(73)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS ISSUED AND OUTSTANDING	7,255,000	7,255,000

The accompanying notes are an integral part of these interim financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(unaudited)

	General	Limited
	Partners	Partners	Total
		(in thousands)
Balance, January 1, 2005	$24	$2,375	$2,399

Distributions to partners	(15)	(1,451)	(1,466)
Net loss	(1)	(98)	(99)

Balance, March 31, 2005	$8	$826	$834

Balance, January 1, 2004	$27	$2,713	$2,740

Net loss	(1)	(72)	(73)

Balance, March 31, 2004	$26	$2,641	$2,667

The accompanying notes are an integral part of these interim financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(unaudited)

	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99)	$(73)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities:
Prepaid expense	(5)	21
Accounts payable and accrued expenses	(45)	3

Net cash used in operating activities	(149)	(49)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(149)	(49)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,725	3,446

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,576	$3,397

The accompanying notes are an integral part of these interim financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005
(unaudited)

Note 1. General

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     Pegasus Aircraft Partners II, L.P. is attempting to sell the remaining aircraft in an “as-is, where-is” condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made as soon as practical after the final aircraft sale. Pursuant to the Partnership’s Limited Partnership Agreement (“Partnership Agreement”), the final distribution will be allocated to the Limited Partners’ based on their Capital Account balances prior to the final distribution.

Note 2. Aircraft

     The Partnership’s net investment in aircraft as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004
Aircraft held for sale, at cost	$49,860	$49,860
Less: Accumulated depreciation	(26,237)	(26,237)
Write-downs	(23,248)	(23,248)

Aircraft, net	$375	$375

     Boeing 727-200 Advanced Aircraft. The aircraft and engines are being offered for sale on an “as-is, where-is” basis.

     DC-10-10 Freighter. The aircraft and engines are being offered for sale on an “as-is, where-is” basis (see Note 4) .

     DC-9 Aircraft. The airframe and engines are being offered for sale on an “as-is, where-is” basis.

     General. In the sale of its aircraft, the Partnership is essentially competing in the market for used aircraft and aircraft parts. After September 11, 2001, a large number of aircraft of a similar type to that of the Partnership’s aircraft were removed from service and are being offered for sale. The Partnership will seek to dispose of the remaining aircraft as soon as possible in an “as-is, where-is” condition, although there can be no assurance as to when the sales or dispositions will be completed.

Note 3. Transactions With Affiliates

     The Management Fee, Incentive Management Fee and Re-Lease Fee payable to the General Partners are subordinated to the Limited Partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. Based on anticipated future revenues, the Partnership has not accrued Management, Incentive Management and Re-Lease Fees during 2005 and 2004, and does not expect to accrue fees in future quarters.

     As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class, fees and distributions remitted to it by the Administrative General Partner.

     Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the three months ended March 31, 2005 and 2004 payable to the Administrative General Partner. The continued absence of accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

Note 4. Subsequent Events

     On April 28, 2005, the Partnership made a distribution of $15,000 and $1,451,000 to the General and Limited Partners, respectively, representing the $0.20 per unit cash distribution declared by the Administrative General Partner on March 24, 2005 to be paid to unit holders of record as of April 1, 2005. This distribution represents a significant portion of the Partnership’s assets and therefore significantly reduces the estimated net asset value per limited partnership Unit of $0.33 reported in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004. Further, as the Limited Partnership Agreement requires that the final liquidating distribution to the Partners be based on the Unit holders’ respective capital account balances, rather than on the number of Units held, the General Partners believe that an estimated net asset value per Unit would no longer provide any material information to Unit holders, and no such revised value has been calculated or included in this report.

     On May 13, 2005, the Partnership sold its DC 10 freighter aircraft and received total sales proceeds of $860,799.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At March 31, 2005, the Partnership’s unrestricted cash and cash equivalents of $2,576,000 were primarily invested in such a fund. This amount was $149,000 less than the Partnership’s unrestricted cash and cash equivalents at December 31, 2004 of $2,725,000. This decrease in unrestricted cash was attributable to cash used in operating activities.

     Net cash used in operating activities was $149,000, for the three months ended March 31, 2005 (“2005 Period”), which was a result of a net loss of $99,000 for the 2005 Period adjusted by changes in assets and liabilities, as discussed below.

     Prepaid expense increased by $5,000, or 33%, from $15,000 at December 31, 2004 to $20,000 at March 31, 2005, primarily due payment of aircraft insurance premiums during the 2005 period for coverage through approximately August 1, 2005.

     Accounts payable and accrued expenses decreased by $45,000, or 25%, from $181,000 at December 31, 2004 to $136,000 at March 31, 2005, primarily due to payments of obligations accrued at December 31, 2004.

     Partnership capital was $834,000 at March 31, 2005, a decrease of $1,565,000, or 65% from $2,399,000 at December 31, 2004, due to a net loss of $99,000 and an accrued distribution of $1,466,000 during the 2005 Period. The accrued distribution at March 31, 2005 was the result of a $0.20 per Partnership Unit distribution declared by the Administrative General Partner on March 24, 2005 to investors of record as of April 1, 2005 (see Note 4.). This distribution represents a significant portion of the Partnership’s assets and therefore significantly reduces the estimated net asset value per limited partnership Unit of $0.33 reported in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004. Further, as the Limited Partnership Agreement requires that the final liquidating distribution to the Partners be based on the Unit holders’ respective capital account balances, rather than on the number of Units held, the General Partners believe that an estimated net asset value per Unit would no longer provide any material information to Unit holders, and no such revised value has been calculated or included in this report.

RESULTS OF OPERATIONS

     The Partnership’s 2005 revenue was the result of interest income from cash and cash equivalents deposited in money market accounts and proceeds of $9,000 representing a distribution from a former lessee’s bankrupt estate. Due to the off lease status of the Partnership’s three remaining aircraft in 2005 and 2004, there was no revenue generated from the leasing of the Partnership’s aircraft. The Partnership’s 2004 revenue was the result of interest income from cash and cash equivalents deposited in money market accounts.

     The Partnership also incurred general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services.

     The Partnership’s net loss was $99,000 for the three months ended March 31, 2005 (the “2005 Quarter”), as compared to net loss of $73,000 for the three months ended March 31, 2004 (the “2004 Quarter”). The Partnership’s higher net loss for the 2005 Quarter, as compared to the 2004 Quarter, is primarily due to increases in direct lease and general and administrative expenses, as discussed below.

     General and administrative expenses increased by $10,000, or 17%, from $60,000 for the 2004 Quarter, to $70,000 for the 2005 Quarter. This increase was primarily due to an increase in the accrued liability for transfer agent fees during the 2005 Quarter as compared to the 2004 Quarter.

     Direct lease expenses increased by $31,000, or 155%, from $20,000 for the 2004 Quarter, to $51,000 for the 2005 Quarter. This increase was primarily due to higher aircraft storage and maintenance costs during the 2005 Quarter as compared to the 2004 Quarter.

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

Pegasus Aircraft Partners II, L.P. (Registrant)

	By:	Air Transport Leasing, Inc.
Administrative General Partner

Date: May 16, 2005	By:	/s/ CLIFFORD B. WATTLEY

Clifford B. Wattley
President, Director, Chief Financial and
Accounting Officer