Form 10-Q
period 2005-06-30
PEGASUS AIRCRAFT PARTNERS II L P
filed 2005-08-15
CIK 849870

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 0-18387
PEGASUS AIRCRAFT PARTNERS II, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State of organization)	84-1111757 (IRS Employer Identification No.)

Four Embarcadero Center 35th Floor
San Francisco, California (Address of principal	94111 (Zip Code)
executive offices)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 434-3900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑No  ☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☑.
This document consists of 17 pages.

PEGASUS AIRCRAFT PARTNERS II, L.P.
QUARTERLY REPORT ON FORM 10-Q FOR
THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEGASUS AIRCRAFT PARTNERS II, L.P.
BALANCE SHEETS — JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	2005	2004
	(in thousands, except unit data)
ASSETS

Cash and cash equivalents	$1,894	$2,725
Aircraft, net	175	375
Prepaid expenses	18	15
Receivable from affiliate	2	—

Total Assets	$2,089	$3,115

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$143	$181
Payable to affiliates	358	535

Total Liabilities	501	716

PARTNERS’ CAPITAL:
General Partners	$206	$24
Limited Partners (7,255,000 units issued and outstanding in 2005 and 2004)	1,382	2,375

Total Partners’ Capital	1,588	2,399

Total Liabilities and Partners’ Capital	$2,089	$3,115

The accompanying notes are an integral part of these interim financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(unaudited)

	2005	2004
	(in thousands, except unit
	data and per unit amounts)
REVENUES:
Gain on sale of aircraft	$661	$—
Interest	11	5

	672	5

EXPENSES:
General and administrative	77	55
Direct lease	33	32

	110	87

NET AND COMPREHENSIVE INCOME (LOSS)	$562	$(82)

NET INCOME (LOSS) ALLOCATED:
To the General Partners	$6	$(1)
To the Limited Partners	556	(81)

	$562	$(82)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$0.08	$(0.01)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS ISSUED AND OUTSTANDING	7,255,000	7,255,000

The accompanying notes are an integral part of these interim financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(unaudited)

	2005	2004
	(in thousands, except unit
	data and per unit amounts)
REVENUES:
Gain on sale of aircraft	$661	$—
Interest	24	10
Lessee settlement	9	—
Other income	—	2

	694	12

EXPENSES:
General and administrative	148	115
Direct lease	83	52

	231	167

NET AND COMPREHENSIVE INCOME (LOSS)	$463	$(155)

NET INCOME (LOSS) ALLOCATED:
To the General Partners	$5	$(1)
To the Limited Partners	458	(154)

	$463	$(155)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$0.06	$(0.02)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS ISSUED AND OUTSTANDING	7,255,000	7,255,000

The accompanying notes are an integral part of these interim financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(unaudited)

	General	Limited
	Partners	Partners	Total
		(in thousands)
Balance, January 1, 2005	$24	$2,375	$2,399

Distribution to partners	(15)	(1,451)	(1,466)
Capital contribution	192	—	192
Net income	5	458	463

Balance, June 30, 2005	$206	$1,382	$1,588

Balance, January 1, 2004	$27	$2,713	$2,740

Net loss	(1)	(154)	(155)

Balance, June 30, 2004	$26	$2,559	$2,585

The accompanying notes are an integral part of these interim financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(unaudited)

	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$463	$(155)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of aircraft	(661)	—
Change in assets and liabilities:
Prepaid expense and other assets	(3)	15
Receivable from affiliate	(2)	—
Accounts payable and accrued expenses	(38)	(32)

Net cash used in operating activities	(241)	(172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of aircraft	861	—

Net cash provided by investing activities	861	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners	(1,451)	—

Net cash used in financing activities	(1,451)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(831)	(172)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,725	3,446

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,894	$3,274

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Reduction of payable to affiliates through a capital contribution	$177	$—
Capital contribution received from General Partners’ allocated share of distribution	15	—

	$192	$—

The accompanying notes are an integral part of these interim financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(unaudited)
Note 1. General
     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners, all adjustments necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to useful life and recoverability of the aircraft values. Actual results could differ from such estimates. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
     Pegasus Aircraft Partners II, L.P. is attempting to sell the remaining aircraft in an “as-is, where-is” condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made as soon as practical after the final aircraft sale. Pursuant to the Partnership’s Limited Partnership Agreement (“Partnership Agreement”), the final distribution will be allocated to the Limited Partners’ based on their tax Capital Account balances prior to the final distribution.
Note 2. Aircraft
     The Partnership’s net investment in aircraft as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004
Aircraft held for sale, at cost	$17,516	$49,860
Less: Accumulated depreciation	(8,811)	(26,237)
Write-downs	(8,530)	(23,248)

Aircraft, net	$175	$375

     Boeing 727-200 Advanced Aircraft. The aircraft and engines are being offered for sale on an “as-is, where-is” basis.
     DC-10-10 Freighter. On May 13, 2005, the Partnership sold its DC 10 freighter aircraft and engines, which had a net carrying value of $200,000, for total cash proceeds of $860,799. The aircraft was sold on an “as-is, where-is” basis.
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
Note 3. Transactions With Affiliates
     The Management Fee, Incentive Management Fee and Re-Lease Fee payable to the General Partners are subordinated to the Limited Partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. Based on anticipated future revenues, the Partnership has not accrued Management, Incentive Management and Re-Lease Fees during 2005 and 2004, and does not expect to accrue fees in future quarters. During the quarter ended June 30, 2005, $177,000 in previously accrued fees, which were due to the General Partners, was reclassified as capital contributed. The General Partners’ $15,000 share of the April 2005 distribution was likewise reclassified as capital contributed by the General Partners.
     As part of a class action settlement agreement, an affiliate of the Administrative General Partner has agreed to pay to members of the class, fees and distributions remitted to it by the Administrative General Partner.
     Accountable General and Administrative Expenses: The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no reimbursable expenses during the six months ended June 30, 2005 and 2004 payable to the Administrative General Partner. The continued absence of accountable expenses is due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.

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
Liquidity and Capital Resources
     The Partnership owns one commercial passenger aircraft and one freighter aircraft, both of which are off-lease. The Partnership is attempting to sell the remaining two aircraft, in an “as-is, where-is” condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made as soon as practical after the final aircraft sale.
     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in a fund that invests in short-term, highly liquid investments. At June 30, 2005, the Partnership’s unrestricted cash and cash equivalents of $1,894,000 were primarily invested in such a fund. This amount was $831,000 less than the Partnership’s unrestricted cash and cash equivalents at December 31, 2004 of $2,725,000. This decrease in unrestricted cash is primarily attributable to a cash distribution to partners and cash used for operating activities, partially offset by cash proceeds received from an aircraft sale.
     Net cash used in operating activities was $241,000, for the six months ended June 30, 2005 (“2005 Period”), which was a result of a net income of $463,000 for the 2005 Period adjusted by a gain on sale of aircraft and changes in assets and liabilities, as discussed below.
     Prepaid expense increased by $3,000 or 20%, from $15,000 at December 31, 2004 to $18,000 at June 30, 2005, primarily due to the payment of aircraft insurance premiums during the 2005 period for coverage through approximately August 1, 2005.
     Accounts payable and accrued expenses decreased by $38,000 or 21%, from $181,000 at December 31, 2004 to $143,000 at June 30, 2005, primarily due to payments of obligations accrued at December 31, 2004.
     Partnership capital was $1,588,000 at June 30, 2005, a decrease of $811,000, or 34% from $2,399,000 at December 31, 2004, due to a distribution of $1,466,000, partially offset by net income of $463,000 and General Partners’ capital contributions of $192,000 during the 2005

Period. The distribution was the result of a $0.20 per Partnership Unit distribution declared by the Administrative General Partner on March 24, 2005 to investors of record as of April 1, 2005. This distribution represents a significant portion of the Partnership’s assets and therefore significantly reduces the estimated net asset value per limited partnership Unit of $0.33 reported in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004. Further, as the Limited Partnership Agreement requires that the final liquidating distribution to the Partners be based on the Unit holders’ respective tax capital account balances, rather than on the number of Units held, the General Partners believe that an estimated net asset value per Unit would no longer provide any material information to Unit holders, and no such revised value has been calculated or included in this report. The additional General Partners’ capital contributions resulted from the reclassification of management fee liabilities of $177,000 to capital contributed and the General Partners’ share of distribution payable totaling $15,000 also being applied as a capital contribution.
Results of Operations
     The Partnership’s 2005 revenue was the result of a gain on sale of aircraft, interest income from cash and cash equivalents deposited in money market accounts and proceeds of $9,000 representing a distribution from a former lessee’s bankrupt estate. Due to the off lease status of the Partnership’s two remaining aircraft in 2005 and three aircraft in 2004, there was no revenue generated from the leasing of the Partnership’s aircraft in the 2005 Period or the comparable 2004 Period. The Partnership’s 2004 revenue was the result of interest income from cash and cash equivalents deposited in money market accounts.
     The Partnership also incurred general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services.
     The Partnership recognized net income of $562,000 and $463,000 for the three and six months ended June 30, 2005 (the “2005 Quarter” and the “2005 Period”), respectively, as compared to net losses of $82,000 and $155,000 for the three and six months ended June 30, 2004 (the “2004 Quarter” and the “2004 Period”), respectively. The Partnership’s increased net income for the 2005 Quarter and 2005 Period, as compared to the 2004 Quarter and 2004 Period, is due to a gain on sale of aircraft, partially offset by somewhat higher direct lease and general and administrative expenses, as discussed below.
     During the 2005 Quarter and 2005 Period, the Partnership recognized a gain on sale of aircraft of $661,000 as a result of the sale of its DC 10 freighter aircraft and engines, which had a net carrying value of $200,000, for total cash proceeds of $861,000. There were no sales of aircraft during the 2004 Quarter and 2004 Period.
     General and administrative expenses increased by $22,000 and $33,000, or 40% and 29%, from $55,000 and $115,000 for the 2004 Quarter and 2004 Period, respectively, to $77,000 and $148,000 for the 2005 Quarter and 2005 Period, respectively. This increase was partly due to increases in accrued liabilities related to investor reporting expenses, transfer agent and audit fees during the 2005 Quarter and 2005 Period as compared to the 2004 Quarter and 2004 Period. The increase also was partly due to higher legal expense related to certain public reporting matters in the 2005 Quarter and 2005 Period, as compared to the 2004 Quarter and 2004 Period. Specifically, in an attempt to reduce the level of general and administrative expense while the final aircraft are being sold, the Administrative General Partner submitted to the U.S. Securities and Exchange Commission (“SEC”) a request for an SEC “no-action” letter which, if successful, would have had the effect of relieving the Partnership from the obligation of filing further periodic reports with the SEC. The SEC indicated their inclination to decline the request because the Partnership continues to own aircraft and, as the Partnership would still require a year-end audit, the SEC did not believe there would be sufficient cost saving to justify granting the relief. Based on this SEC response, the no-action request was withdrawn.
     Direct lease expenses increased by $31,000 or 60%, from $52,000 for the 2004 Period, to $83,000 for the 2005 Period. This increase was primarily due to higher aircraft storage and maintenance costs during the 2005 Period as compared to the 2004 Period.

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

Pegasus Aircraft Partners II, L.P.
(Registrant)

	By:	Air Transport Leasing, Inc.
Administrative General Partner

Date: August 15, 2005	By:	/s/ CLIFFORD B. WATTLEY

Clifford B. Wattley
President, Director, Chief Financial and
Accounting Officer