Form 10-K
period 2005-12-31
PEGASUS AIRCRAFT PARTNERS II L P
filed 2006-03-16
CIK 849870

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Units of Limited Partnership Interest
(Title of Class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑.
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.
This document consists of 37 pages.

Pegasus Aircraft Partners II, L.P.
Annual Report on Form 10-K for the
Fiscal Year Ended December 31, 2005

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
     In January 2006, the Partnership’s remaining two aircraft, the DC-9 and Boeing 727-200 freighter, were sold and the Partnership has entered the liquidation phase. During 2005, the Partnership had sold its McDonnell Douglas DC-10 freighter. Due to the age and number of aircraft of similar type available for lease and sale, the Partnership accepted payments from the former lessees of its equipment in lieu of the aircraft meeting the return conditions specified in the leases and the aircraft were being offered for sale in an “as-is, where is” condition. In 2002, the Partnership sold two of its Boeing 727-200s, its Airbus A-300, its Lockheed L-1011, its engines from the Boeing 727 formerly leased to Falcon Express and its 50% ownership for the Partnership (McDonnell Douglas MD-81). The net proceeds of the 2002 aircraft sales were generally utilized to pay off the Partnership’s debt.
Outlook for the Airline and Aircraft Leasing Industries
     The airline industry continued to struggle in 2005 with high jet fuel prices, competition and a number of carriers operating under Chapter 11 of the U.S. Bankruptcy Code.
     Given the age and maintenance status of the Partnership’s two remaining aircraft were sold in an “as-is, where-is” condition. The Partnership was competing in the used aircraft sales and parts segment of the market. Many used aircraft of a type similar to the Partnership’s aircraft are off-lease and are parked, available for sale, leases or part-out. A number of these aircraft are newer or are in a better maintenance status than that of the Partnership’s aircraft. Also, the number of carriers using this type of equipment has declined significantly.
Aircraft Portfolio
     The following table describes the Partnership’s aircraft portfolio at December 31, 2005:

				Dec. 2005				Cumu-	Cumu-
		Owner-	Acqui-	Estimated	Original	Noise		lative	lative
Current	Aircraft	ship	sition	Realizable	Delivery	Abatement		Flight	Flight
Lessee	Type	Interest	Costs(1)	Value(2)	Date	Compliance		Hours(3)	Cycles(3)
(dollar amounts in millions)
Off-Lease (2)	McDonnell
	Douglas DC-9-31	100%	$8.9	$0.075	1971	Stage II		69,350	64,879

Off Lease (2)	Boeing 727-200
	Freighter	100	8.4	0.1	1973	Stage III	(3)	75,396	54,033

Notes:	(1)	Acquisition costs do not include related acquisition fees paid to the General Partners. The Partnership owned in 2005 a McDonnell Douglas DC-10-10 freighter, which was sold during 2005.

	(2)	Aircraft off lease at December 31, 2005. The value shown represents the book value of the aircraft and engines, which represents estimated realizable values.

	(3)	The number of cumulative flight cycles and cumulative flight hours shown are as of December 31, 2005.

	(4)	Federal Express hushkit installed.
     Cash distributions to partners declared in 2005 represented a significant portion of the Partnership’s assets and therefore significantly reduced the estimated net asset value per limited partnership Unit of $0.33 reported in the Partnership’s previous annual report on Form 10-K for the year ended December 31, 2004. Further, as the Limited Partnership Agreement requires that the final liquidating distribution to the Partners be based on the Unit holders’ respective tax capital account balances, rather than on the number of Units held, the General Partners believe that an estimated net asset value per Unit would no longer provide any material information to Unit holders, and no such revised value has been calculated or included in this report.
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
ITEM 1A. RISK FACTORS
See the discussion in Item 7 under the caption “Risks and Uncertainties.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
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
ITEM 2. PROPERTIES
     As discussed in Item 1 of this Report, “Business,” which is incorporated herein by reference, the two aircraft that the Partnership owned as of December 31, 2005 were sold in January 2006 and therefore the Partnership has no further physical properties and is liquidating.

ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS
     No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON PARTNERSHIP CAPITAL AND RELATED UNIT HOLDER MATTERS
     There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop. Effective July 15, 2003, the Partnership halted third party transfers of units.
     As of March 1, 2006, the number of Limited Partners of record was approximately 6,850.
     The Partnership declared the following distributions to its Limited Partners out of cash flow received from operations during 2005 and 2004:

	Amount of
	Distribution
Period	Per Unit	Record Date	Payment Date
1st Quarter 2005	$0.20	April 1, 2005 (1)	April 28, 2005
2nd Quarter 2005	$0.00		None Paid
3rd Quarter 2005	$0.00		None Paid
4th Quarter 2005	$0.15	January 2, 2006 (2)	January 17, 2006
1st Quarter 2004	$0.00		None Paid
2nd Quarter 2004	$0.00		None Paid
3rd Quarter 2004	$0.00		None Paid
4th Quarter 2004	$0.00		None Paid

(1)	Distribution declared in first quarter for Unit holders as of April 1, 2005.

(2)	Distribution declared in fourth quarter for Unit holders as of January 2, 2006.
     Total distributions to all partners for 2005 and 2004 were declared as follows (in thousands):

	2005	2004
Limited Partners	$2,539	$0
General Partners	26	0

	$2,565	$0

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each cash distribution by a partnership, which exceeds its net income, may be deemed a return of capital. Based on the net income reported by the Partnership for the year ended December 31, 2005, the cash distributions paid to the partners, in the aggregate, for the year ended December 31, 2005 constituted an 89% return of capital. Also, based on the amount of cumulative net income reported by the Partnership for accounting purposes, approximately 88% of the cash distributions paid to the partners from the inception of the Partnership through December 31, 2005 constituted a return of capital.
     After the sale of the Partnership’s off-lease DC-10 freighter in 2005, the Partnership had remaining two off-lease aircraft and therefore did not generate any cash flow from operations. The Partnership sold the remaining two aircraft in an “as-is, where-is” condition in January 2006. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account and is expected to make a final liquidating distribution, prior to April 30, 2006, based on Unit holders’ respective tax capital account balances in accordance with the Partnership Agreement.

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

	As of December 31,
	or Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per unit amounts)
Rental Revenue	$—	$—	$—	$3,370	$7,357
Net Income (Loss)	283	(341)	(67)	(25)	(3,354)
Net Income (Loss) per Limited Partnership Unit	0.04	(0.05)	(0.01)	(0.00)	(0.46)
Distributions per Limited Partnership Unit	0.35	0.00	0.40	1.50	0.20
Total Assets	1,917	3,115	3,846	6,853	32,894
Notes Payable	—	—	—	—	9,483
Partners’ Capital	369	2,399	2,740	5,739	16,756
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
Liquidity and Capital Resources
     After the sale of the DC-10, the Partnership owned and managed one commercial passenger aircraft and one freighter aircraft, both of which were off-lease in 2005. As a result of the sale of the remaining aircraft in January 2006, the Partnership has begun to liquidate pursuant to the Partnership Agreement. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account until final distribution.
     The Partnership invests working capital and cash flow from operations prior to its distributions to the partners in a fund that invests in short-term, highly liquid investments. At December 31, 2005, the Partnership’s unrestricted cash and cash equivalents of $1,417,000 were primarily invested in such a fund. This amount was $1,308,000 less than the Partnership’s unrestricted cash and cash equivalents at December 31, 2004 of $2,725,000. This decrease in unrestricted cash was primarily attributable to cash used for a cash distribution to partners, operating activities and payment of previously accrued payables and a $300,000 cash bond (deposit receivable) placed with the Federal court in Miami (see discussion below).
     Net cash used in operating activities was $718,000, $721,000 and $371,000 in 2005, 2004, and 2003, respectively. In the aggregate, for this three-year period, net cash used in operating activities totaled $1.8 million. The $718,000 of cash used in operating activities in 2005 is comprised of a net income, adjusted for changes in assets and liabilities, as discussed below.

     During October 2005, the Partnership deposited $300,000 with the 11th Circuit Court of Miami-Dade County for use as a cash bond in connection with a lawsuit filed on behalf of the Partnership against an engine shop to recover a Partnership JT8D-7B jet engine that was placed with the shop for repair, but which the shop would not return after repairs were apparently completed. As a result of the $300,000 cash deposit, the court authorized the sheriff of Miami-Dade County to recover physical possession of the engine for the Partnership. On November 14, 2005, the engine was shipped to the location of the Partnership’s off-lease aircraft in Tucson, Arizona. In January 2006, the 11th Circuit Court of Miami-Dade County dismissed this case and the $300,000 deposit was returned to the Partnership in February 2006.
     Prepaid expenses increased by $10,000, or 67%, from $15,000 at December 31, 2004 to $25,000 at December 31, 2005, primarily due to premium refunds to be received for insurance premiums paid through November 2005 related to the aircraft sold during the year ended December 31, 2005. The insurance premium credit adjustments were higher in 2005, as compared to 2004, as there were no aircraft sales in 2004.
     Accounts payable and accrued expenses decreased by $15,000, or 8%, from $181,000 at December 31, 2004 to $166,000 at December 31, 2005, primarily due to payments of obligations accrued at December 31, 2004.
     Payables to affiliates decreased by $253,000, or 47%, from $535,000 at December 31, 2004 to $282,000 at December 31, 2005, due to the non cash conversion of $238,000 of previously accrued management fees to the General Partners to capital contributions and a $15,000 payment of accrued reimbursable expenses payable to the Administrative General Partner.
     Partnership capital was $369,000 at December 31, 2005, a decrease of $2,030,000 or 85% from $2,399,000 at December 31, 2004, due to distributions of $2,565,000, partially offset by net income of $283,000 and General Partners’ capital contributions of $252,000 during 2005. The distributions were the result of $0.20 and $0.15 per Partnership Unit distributions declared by the Administrative General Partner on March 24, 2005 to investors of record as of April 1, 2005 and December 30, 2005 to investors of record as of January 2, 2006, respectively. These distributions represent a significant portion of the Partnership’s assets and therefore significantly reduce the estimated net asset value per limited partnership Unit of $0.33 reported in the Partnership’s previous annual report on Form 10-K for the year ended December 31, 2004. Further, as the Limited Partnership Agreement requires that the final liquidating distribution to the Partners be based on the Unit holders’ respective tax capital account balances, rather than on the number of Units held, the General Partners believe that an estimated net asset value per Unit would no longer provide any material information to Unit holders, and no such revised value has been calculated or included in this report. The additional General Partners’ capital contributions resulted from the contribution of management fee liabilities due to the General Partners’ of $238,000 and of the General Partners’ share of distributions payable totaling $15,000.
Results of Operations
     The Partnership’s 2005 revenue was the result of a gain on sale of aircraft, interest income from cash and cash equivalents deposited in money market accounts and proceeds of $9,000 representing a distribution from a former lessee’s bankrupt estate. Due to the off lease status of the Partnership’s two remaining aircraft in 2005 and three off-lease aircraft in 2004 and 2003, there was no revenue generated from the leasing of the Partnership’s aircraft in the 2005 Period or the comparable 2004 and 2003 Periods. The Partnership’s 2004 revenue was principally the result of interest income from cash and cash equivalents deposited in money market accounts.
     The Partnership also incurred certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consist primarily of investor reporting expenses, transfer agent and audit fees, and the cost of accounting services.
2005 as compared to 2004
     The Partnership recognized net income of $283,000 for the year ended December 31, 2005 (“2005 Period”) as compared to a $341,000 net loss for the year ended December 31, 2004 (“2004 Period”). The Partnership’s increased net income for the 2005 Period as compared to the 2004 Period, is due to a gain on sale of aircraft, partially offset by somewhat higher direct lease and general and administrative expenses, as discussed below.

     During the 2005 Period, the Partnership recognized a gain on sale of aircraft of $661,000 as a result of the sale of its DC 10 freighter aircraft and engines, which had a net carrying value of $200,000, for total cash proceeds of $861,000. There were no sales of aircraft during the 2004 Period.
     General and administrative expenses increased by $42,000 or 16%, from $267,000 for the 2004 Period to $309,000 for the 2005 Period. This increase was partly due to increases in accrued liabilities or expenses related to investor reporting, transfer agent and audit fees during the 2005 Period as compared to the 2004 Period. The increase also was partly due to higher legal expenses related to certain public reporting matters and a lawsuit filed on behalf of the Partnership in the 2005 Period, as compared to the 2004 Period. In an attempt to reduce the level of general and administrative expense while the final aircraft were being sold, the Partnership engaged an attorney to submit to the U.S. Securities and Exchange Commission (“SEC”) a request for an SEC “no-action” letter which, if successful, would have had the effect of relieving the Partnership from the obligation of filing further periodic reports with the SEC and would have resulted in a reduction of accounting and outside auditor fees. The SEC indicated their inclination to decline the request because the Partnership continues to own aircraft and, as the Partnership would still require a year-end audit, the SEC did not believe there would be sufficient cost saving to justify granting the relief. Based on this SEC response, the no-action request was withdrawn. Additionally, the Partnership incurred legal and court fees related to a lawsuit filed in October 2005 to recover possession of one its JT8D-7B jet engines (see Note 5 also).
     Direct lease expenses increased by $22,000 or 21%, from $104,000 for the 2004 Period, to $126,000 for the 2005 Period. This increase was primarily due to higher aircraft storage and maintenance costs during the 2005 Period as compared to the 2004 Period.
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
Inflation and Changing Prices
     As jet fuel costs are a major component of the cost of operating an aircraft, periods of high fuel prices, as experienced in 2005, have negatively impacted the passenger airline and air freight industries. As the last Partnership aircraft were sold in January 2006 and the Partnership will make a liquidating distribution in the next 90 days, inflation, will have no impact.

Risks and Uncertainties
     The events of September 11, 2001 had a negative impact on the US economy and the passenger airlines, including increases in airline costs such as insurance and security, and a significant decline in passenger demand for air travel. Due to the conversion of its aircraft to freighter configurations, the Partnership is more reliant on the air freight industry than the passenger airlines industry. Certain prohibitions on passenger planes carrying cargo have increased cargo for the fully dedicated air freight business. While general world economic activity has recently increased, higher jet fuel prices have significantly strained the operating finances of airlines and air freight operators. The age and maintenance status of the Partnership’s aircraft made the equipment potentially attractive to more thinly capitalized operators and used parts firms, thereby making the sale of the aircraft more uncertain.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Pegasus Aircraft Partners II, L.P.:
     In our opinion, the accompanying balance sheets and the related statements of income (loss) and comprehensive income (loss), of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Pegasus Aircraft Partners II, L.P. (the “Partnership”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Los Angeles, California
February 15, 2006

PEGASUS AIRCRAFT PARTNERS II, L.P.
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
ASSETS

	2005	2004
	(in thousands, except unit data)
Cash and cash equivalents	$1,417	$2,725
Deposit receivable	300	—
Aircraft held for sale, net	175	375
Prepaid expenses	25	15

Total Assets	$1,917	$3,115

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$166	$181
Payable to affiliates	282	535
Distribution payable	1,100	—

Total Liabilities	1,548	716

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
General Partners	253	24
Limited Partners (7,255,000 units issued and outstanding in 2005 and 2004)	116	2,375

Total Partners’ Capital	369	2,399

Total Liabilities and Partners’ Capital	$1,917	$3,115

The accompanying notes are an integral part of these financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
	(in thousands, except unit data and per unit amounts)
REVENUES:
Gain on sale of aircraft	$661	$—	$—
Interest	48	28	46
Gain from aircraft — insurance settlement	—	—	819
Other income	9	2	—

	718	30	865

EXPENSES:
Write-down of aircraft	—	—	515
General and administrative	309	267	266
Direct lease	126	104	151

	435	371	932

NET AND COMPREHENSIVE INCOME (LOSS)	$283	$(341)	$(67)

NET INCOME (LOSS) ALLOCATED:
To the General Partners	$3	$(3)	$(1)
To the Limited Partners	280	(338)	(66)

	$283	$(341)	$(67)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$0.04	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS ISSUED AND OUTSTANDING	7,255,000	7,255,000	7,255,000

The accompanying notes are an integral part of these financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	General	Limited
	Partners	Partners	Total
	(dollar amounts in thousands)
Balance, December 31, 2002	$59	$5,680	$5,739

Net loss	(1)	(66)	(67)

Distributions declared/paid to partners	(31)	(2,901)	(2,932)

Balance, December 31, 2003	27	2,713	2,740

Net loss	(3)	(338)	(341)

Balance, December 31, 2004	24	2,375	2,399

Net income	3	280	283

Capital contributions	252	—	252

Distributions declared/paid to partners	(26)	(2,539)	(2,565)

Balance, December 31, 2005	$253	$116	$369

The accompanying notes are an integral part of these financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
	(dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$283	$(341)	$(67)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of aircraft	(661)	—	—
Gain from aircraft — insurance settlement	—	—	(819)
Write down of aircraft	—	—	515
Change in assets and liabilities:
Rent and other receivables	—	—	9
Deposit receivable	(300)	—	—
Prepaid expense	(10)	10	(1)
Accounts payable and accrued expenses	(15)	49	(8)
Payable to affiliates	(15)	(439)	—

Net cash used in operating activities	(718)	(721)	(371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of aircraft	861	—	—

Proceeds from aircraft — insurance settlement	—	—	819
Proceeds from sale of aircraft — note collections	—	—	1,361

Net cash provided by investing activities	861	—	2,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions paid to partners	(1,451)	—	(2,932)

Net cash used in financing activities	(1,451)	—	(2,932)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,308)	(721)	(1,123)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,725	3,446	4,569

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,417	$2,725	$3,446

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Conversion of payable to affiliates to a capital contribution	$238	$—	$—
Distributions declared but unpaid	1,100	—	—
Capital contribution received from General Partners’ allocated share of distribution	15	—	$—
The accompanying notes are an integral part of these financial statements.

PEGASUS AIRCRAFT PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
     The Partnership sold its remaining two aircraft in an “as-is, where-is” condition. With the sale of the final aircraft, the Partnership will continue to hold its funds in an interest bearing money-market account. A final distribution of the funds, net of intervening expenses and any other liabilities, is anticipated to be made within 90 days of the final aircraft sale. The carrying values of the Partnership’s remaining assets and liabilities, based on the Partnership’s accounting policies, approximate a liquidation basis of accounting.
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
     Although the Partnership is in liquidation pursuant to the Partnership Agreement, the Partnership would otherwise be required to dissolve and distribute all of its assets no later than December 31, 2007. The net proceeds from the sales of the remaining aircraft in January 2006 will be distributed in accordance with the Partnership Agreement (see Note 10).
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
4. Aircraft
Net Investment in Aircraft
     The Partnership’s net investment in aircraft as of December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Aircraft held for sale, at cost	$17,516	$49,860
Less: Accumulated depreciation	(8,811)	(26,237)
Write-downs	(8,530)	(23,248)

Aircraft, net	$175	$375

     DC-9 Aircraft. The aircraft was damaged during a hailstorm early in the year 2002. The Partnership filed an insurance claim and on September 30, 2003, the Partnership received insurance proceeds of $819,421 as compensation for the hail damage to this aircraft. Because the decision was made not to repair the aircraft to its pre-damage condition, the Partnership recognized the proceeds as revenue and wrote down the aircraft’s carrying value by an additional $225,000 during the year ended December 31, 2003. The Partnership retained ownership of the aircraft and the airframe and engines.

On December 9, 2005 a Letter of Intent was signed to purchase the Partnership’s DC-9 airframe and engines for $200,000 on an “as-is, where-is” basis, and the Partnership received a deposit of $20,000. The sale of this aircraft was completed in January 2006 (see Note 10).
     Boeing 727-200 Advanced Aircraft Freighter. On December 13, 2005, a Letter of Intent was signed to purchase the Partnership’s Boeing 727-200 aircraft and engines for $200,000 on an “as-is, where-is” basis, and the Partnership received a deposit of $20,000 . The sale of this aircraft was completed in January 2006 (see Note 10).
     DC-10-10 Freighter. The Partnership wrote down the aircraft’s carrying value by an additional $200,000 during the year ended December 31, 2003 to its estimated realizable value. On May 13, 2005, the Partnership sold its DC 10-10 freighter aircraft and engines, which had a net carrying value of $200,000, for total cash proceeds of $861,000.
     General. In the sale of its aircraft, the Partnership was essentially competing in the market for used aircraft and aircraft parts. After September 11, 2001, a large number of aircraft of a similar type to that of the Partnership’s aircraft were removed from service and are being offered for sale. The Partnership sold its remaining two aircraft in January 2006 (see Note 10).
5. Deposit Receivable
     During October 2005, the Partnership deposited $300,000 with the 11th Circuit Court of Miami-Dade County for use as a cash bond in connection with a lawsuit filed on behalf of the Partnership against an engine shop to recover a Partnership JT8D-7B jet engine that was placed with the engine shop for repair, but which the shop would not return after repairs were apparently completed. The court authorized the sheriff of Miami-Dade County to recover physical possession of the engine and on November 14, 2005 the engine was shipped to the location of the Partnership’s off-lease aircraft in Tucson, Arizona. As of December 31, 2005, the Partnership has recognized approximately $10,300 in legal fees and court costs associated with this case, which are included in general and administrative expenses. In January 2006, the 11th Circuit Court of Miami-Dade County dismissed this case filed on behalf of the Partnership and the $300,000 deposit was returned in February 2006 (see Note 10). As a result of the dismissal of this case and return of the deposit in 2006, the Partnership will not incur any material additional fees and costs associated with this matter beyond those already recognized at December 31, 2005.
6. Transactions with Affiliates
     The Management fee, Incentive fee and Re-lease fee payable to the General Partners are subordinated to the Limited Partners receiving an 8% annual, non-cumulative return based upon Unreturned Capital Contribution, as Unreturned Capital Contribution is defined in the Partnership Agreement. Based on anticipated future revenues, the Partnership has not accrued Management, Incentive Management and Re-Lease Fees during 2005, 2004 and 2003, and does not expect to accrue fees in future quarters. During the year ended December 31, 2005, $238,000 in previously accrued fees, which were due to the General Partners, was contributed to the General Partners’ capital account. The General Partners’ $15,000 share of the April 2005 distribution was likewise contributed to their capital account.
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
     Reimbursable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership, which are incurred in connection with the administration and management of the Partnership. There was no such reimbursable expenses in each of the years ended December 31, 2005, 2004, and 2003. The continued absence of reimbursable expenses is due to the subcontracting of certain accounting services, the cost of which is included in general and administrative expenses. Previously accrued reimbursable expenses of $15,000 were paid to the Administrative General Partner in 2005.
7. Reconciliation to Income Tax Method of Accounting
     The following is a reconciliation of the net income (loss) as shown in the accompanying financial statements to the taxable loss reported for federal income tax purposes (in thousands):

	2005	2004	2003
Net income (loss) per financial statements	$283	$(341)	$(67)
Increase/(decrease) resulting from:
Depreciation	(1,276)	(2,368)	(2,607)
Loss on sale of engines, casualty loss on aircraft	(3,444)	—	(146)

Taxable loss per federal income tax return	$(4,437)	$(2,709)	$(2,820)

     The following is a reconciliation of the amount of the Partnership’s total Partnership capital as shown in the accompanying financial statements to the tax bases of the Partnership’s net assets (in thousands):

	2005	2004	2003
Total Partnership capital per financial statements	$369	$2,399	$2,740
Increase/(decrease) resulting from:
Commission and expenses paid in connection with the sale of limited partnership units	16,295	16,295	16,295
Allowance for impairment	8,530	23,248	23,248
Accumulated depreciation	3,202	(6,795)	(4,427)
Fixed assets	(9,069)	(9,069)	(9,069)
Other	1	—	1

Tax bases of net assets	$19,328	$26,078	$28,788

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

     Cash and cash equivalents and other receivables. For these balances, carrying value approximates fair value due to their short-term nature.
     Accounts payable and accrued expense and payable to affiliates. For these balances carrying value approximates fair value due to their short-term nature.
9. Selected Quarterly Financial Data (unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per unit amounts):

2004	Mar. 31	Jun.30	Sep.30	Dec.31
Total Revenues	$7	$5	$7	$11
Net Loss	$(73)	$(82)	$(89)	$(97)
Net Loss per General Partnership	$(1)	$(1)	$(1)	$—
Net Loss per Limited Partnership	$(72)	$(81)	$(88)	$(97)
Net Loss per Limited Partnership Unit	$(0.01)	$(0.01)	$(0.01)	$(0.02)

2005	Mar. 31	Jun.30		Sep.30	Dec.31
Total Revenues	$22	$672		$13	$11
Net Income/(Loss)	$(99)	$562	*	$(79)	$(101)
Net Income/(Loss) per General Partnership	$(1)	$6		$(1)	$(1)
Net Income/(Loss) per Limited Partnership	$(98)	$556		$(78)	$(100)
Net Income/(Loss) per Limited Partnership Unit	$(0.01)	$0.08		$(0.01)	$(0.02)

*	Net income in the June 30, 2005 quarter resulted from a gain on sale of aircraft
10. Subsequent Events
     On January 5, 2006, the Partnership’s DC-9 airframe and engines were sold for total cash proceeds of $200,000.
     On January 26, 2006, the Partnership’s Boeing 727 aircraft was sold for total cash proceeds of $200,000
     On January 17, 2006 the Partnership made a distribution of cash to Limited Partners totaling $1,088,250, which had been declared on December 30, 2005 to investors of record as of January 2, 2006.
     In January 2006, the 11th Circuit Court of Miami-Dade County dismissed the case filed on behalf of the Partnership as described in footnote 5 above. On February 1, 2006 the Partnership received the $300,000 in funds, which had been on deposit with the Miami Court.
     With the sale of the two remaining aircraft in January 2006, the Partnership has begun to liquidate pursuant to the Partnership Agreement. The remaining funds are in an interest-bearing account and will be disbursed, net of any liabilities that may arise. It is the current intention of the General Partners, subject to no other contingencies arising, to distribute the balance of remaining cash available pursuant to the Partnership Agreement within three months. The Partnership’s termination is anticipated to occur no later than April 30, 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2005, 2004, and 2003.
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
ITEM 9B. OTHER INFORMATION
     None.

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
     Richard S. Wiley, age 52, is President and Chairman of the Board of the Managing General Partner and Pegasus Capital Corporation (“PCC”), which was formed in 1988. Prior to forming Pegasus Capital Corporation, Mr. Wiley was a Vice President of CIS Corporation (“CIS”), a wholly owned subsidiary of Continental Information Systems Corporation (“Continental”) for the period 1986 to 1988. Mr. Wiley originated aircraft transactions throughout the world and sold aircraft to third-party investors. From 1985 to 1986, Mr. Wiley worked as Treasurer of Caterpillar Capital Company in San Diego, California. From 1983 to 1985, he served as Managing General Partner and President of RAM Financial Corporation in Houston, Texas, an equipment leasing venture capital company. Prior to joining RAM, he worked for GATX Leasing Corporation as a District Manager from 1980 to 1983. Mr. Wiley received a BS degree from the Indiana University School of Business and an MBA from the University of California, Los Angeles.
     Carol L. Chase, Esq., age 53, is an Executive Vice President, General Counsel and Secretary of the Managing General Partner and Pegasus Capital Corporation. She is responsible for providing legal counsel for all aspects of capital equipment leasing, financing and placement. Prior to joining Pegasus, from 1987 to 1988, Ms. Chase was Senior Corporate Counsel at CIS where she provided legal counsel for transactions involving aircraft and related equipment. From 1981 to 1987, Ms. Chase was legal counsel at Transamerica Airlines where she was responsible for the legal negotiation and documentation for the purchase, sale, lease and finance of aircraft and aircraft-related equipment. Ms. Chase received a BA degree from California State University, Hayward and a J.D. degree from the University of California, Davis. She is a member of the State Bar of California, the American Bar Association, and the American Corporate Counsel Association.
     Richard M. Oster, age 54, is Chief Financial Officer, Senior Vice President Administration of Pegasus Aircraft Management Corporation (PAMC). Mr. Oster is primarily responsible within the Pegasus companies for all corporate-wide Finance and Administration functions that include all financial reporting, planning and analysis, accounting, information systems, human resources and other administrative functions. Prior to joining Pegasus, Mr. Oster served as Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation; and prior to that, as Senior Vice President and Chief Financial Officer of Inchcape Shipping Services. Mr. Oster is a CPA and holds a B.S. in Business Administration from the University of North Carolina and a M.B.A. from the Rutgers Graduate School of Business.
     Ervin Bach, 44, is Senior Vice President, Technical of the Managing General Partner and Pegasus Capital Corporation. Mr. Bach has been employed in various technical capacities with affiliates of the Managing General Partner since 1996. From 1994 to 1996 he was Manager of Structures for Hamilton Aviation, Tucson and he has held the same position with Lockheed Aeromod, Tucson from 1993 to 1994. From 1989 to 1993, Mr. Bach held various positions with the Evergreen Air Center, Marana, Arizona, the last being Manager of Engineering. During 1991, Mr. Bach was employed for seven months as a structural mechanic with Trans World Airlines in Kansas City. Mr. Bach was with the United States Air Force from 1982 to 1989, rising to the rank of Staff Sergeant with the responsibility of maintaining the mission worthiness of 13 electronic combat C-130’s. Mr. Bach holds an Airframe and Power Plant license and attended USAF technical and leadership schools. Mr. Bach attended Pima Community College during 1990-91.

Air Transport Leasing, Inc.

Name	Positions Held
Clifford B. Wattley	President and Director
     Clifford B. Wattley, age 56, is President and a Director of the Administrative General Partner. Upon the resignation of Timothy F. Kelly, discussed below, Mr. Wattley assumed the positions of Chief Financial Officer and Chief Accounting Officer. Mr. Wattley is a Corporate Vice President with UBS Financial Services, Inc. having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber’s Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.
     Timothy F. Kelly, resigned as Vice President, Secretary, Treasurer, Chief Financial and Accounting Officer and a Director of the Administrative General Partner effective March 2005.
Section 16 (a) Beneficial Ownership Reporting Compliance
     Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2005.
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
ITEM 11. EXECUTIVE COMPENSATION
     No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, “Certain Relationships and Related Transactions”, which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT     HOLDER MATTERS
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
The names and addresses of the General Partners are as follows:
Managing General Partner:
Pegasus Aircraft Management Corporation
Four Embarcadero Center, 35th Floor
San Francisco, CA 94111
Administrative General Partner:
Air Transport Leasing, Inc.
1285 Avenue of the Americas, 37th Floor
New York, NY 10019
The General Partners, collectively, have a 1% interest in each item of the Partnership’s income, gains, losses, deductions, credits and distributions.
(b)	The following table sets forth the number of Units beneficially owned by directors of the General Partners and by all directors and officers of such corporations as a group as of March 1, 2006.

	Amount and Nature
	of Beneficial	Percent
Name	Ownership	of Class
Managing General Partner:
Richard S. Wiley	19,135	*
Carol L. Chase	1,300	*

All directors and officers as a group (4 persons)	20,435	*

Administrative Managing Partner:
None

*	Less than 1% of class.
(c)	The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

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
     As described below, there were no fees paid or payable to the General Partners and their affiliates for the year 2005.
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
     Reimbursable Expenses. The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the administration and management of the Partnership. There were no such reimbursable expenses during 2005, 2004 and 2003. As discussed in Note 6 to the Financial Statements, reimbursable expenses remained $0 due to the subcontracting of certain accounting services, and their cost is included in general and administrative expenses.
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
     Partnership Interest. The General Partners received distributions of $26,000, $0 and $31,000 as their allocable share of distributable cash flow for 2005, 2004 and 2003, respectively. Pursuant to the Partnership Agreement, one percent of the Partnership’s net income of $290,000 and net loss of $341,000 and $67,000 for 2005, 2004 and 2003, respectively, was allocated to the General Partners.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Audit Fees — During the year ended December 31, 2005 and 2004, the Partnership was billed $63,000 and $53,000, respectively, by its independent registered public accounting firm PricewaterhouseCoopers LLP. Audit fees for 2005 and 2004 were for professional services provided for the quarterly review of the financial statements in the Partnership’s Form 10-Q and the annual audit of the financial statements in the Partnership’s Form 10-K.
     Tax Fees — For each of the years ended December 31, 2005 and 2004, the Partnership was billed $12,500 by PricewaterhouseCoopers LLP for the review of federal and state partnership tax returns.
     The board of directors of each of the General Partners function as the audit committee in the absence of an actual designated audit committee. All engagements for audit and non-audit services to be performed for the Partnership by the Partnership’s independent registered public accounting firm must be approved in advance by each General Partner’s board of directors, and all such services described above were so approved.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a) The following documents are filed as part of this Report:
1.	Financial Statements: (Incorporated by reference to Item 8 of this Report, “Financial Statements and Supplementary Data”).
     (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.
     (c) Exhibits required to be filed.

Exhibit No.	Description
3.1 (a)	Amended and Restated Limited Partnership Agreement dated April 27, 1989, as amended and restated July 11, 1989. Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(b)	Amendment, dated as of December 26, 1990, to the Amended and Restated Limited Partnership Agreement dated July 11, 1989. Filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K dated December 26, 1990.*

(c)	Amendment, dated as of March 31, 1992, to the Amended and Restated Limited Partnership Agreement dated July 11, 1989. Filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated April 16, 1992.*

10.1 (a)	Agreement pursuant to Selection 168(f)(8) of the Internal Revenue Code of 1954, as amended, between Pacific Southwest Airlines and General Mills, Inc. Filed as Exhibit 19.3(c) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File No. 33-22986).*

(b)	Participation Agreement, dated September 21, 1989, among Pegasus Aircraft Partners, L.P., a Delaware limited partnership (“Pegasus Aircraft Partners”), First Security Bank of Utah, National Association (the “Owner Trustee”), Concord Asset Management, Inc., a Delaware corporation (“CAMI”), and the Registrant. Filed as Exhibit 19.2(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(c)	Amended and Restated Reimbursement Agreement, dated September 21, 1989 between Pegasus Aircraft Partners and CAMI. Filed as Exhibit 19.2(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(d)	Reimbursement Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit 19.2(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(e)	Amended and Restated Security Agreement, dated September 21, 1989 between Pegasus Aircraft Partners and CAMI. Filed as Exhibit 19.2(h) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(f)	Security Agreement, dated September 21, 1989, between the Registrant and CAMI. Filed as Exhibit 19.2(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(g)	Security Agreement, dated September 21, 1989, between the Registrant and Pegasus Aircraft Partners. Filed as Exhibit 19.2(j) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(h)	Security Agreement, dated September 21, 1989, between Pegasus Aircraft Partners and the Registrant. Filed as Exhibit 19.2(k) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(i)	Trust Agreement 814, dated as of March 10, 1989, among Pegasus Capital Corporation, a California corporation (“PCC”) as Beneficiary, Pegasus Aircraft Partners as Beneficiary, and the Owner Trustee. Filed as Exhibit 19.3(i) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File No. 33-22986).*

(j)	First Amendment to Trust Agreement 814, dated September 21, 1989, among Pegasus Aircraft Partners as Beneficiary, the Registrant as Beneficiary, and the Owner Trustee. Filed as Exhibit 19.2(m) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(k)	Amended and Restated Lease No. 1, dated October 14, 1988, between PS Group, Inc. and USAir, Inc. Filed as Exhibit 10.2.9 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

(l)	Assumption Agreement, dated March 22, 1989, among PCC, the Buyer, CAMI and Pegasus Aircraft Partners. Filed as Exhibit No. 19.3(e) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 for Pegasus Aircraft Partners, L.P. (Commission File No. 33-22986).*

(m)	Letter of Credit Agreement, dated as of April 30, 1992, between First Security Bank of Utah as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(n)	Assumption Agreement, dated April 30, 1992, among Pegasus Aircraft Partners, L.P. and Pegasus Aircraft Partners II, L.P. as Obligors and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(o)	Security Agreement and Assignment of Lease, dated as of April 30, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(p)	Assignment of Collateral, dated as of April 30, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.4(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

10.2 (a)	Trust Agreement 047, dated as of April 12, 1989, between PCC as Beneficiary, and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 19.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(b)	Lease Agreement 047, dated as of April 12, 1989, between Owner Trustee and Continental Airlines, Inc. Filed as Exhibit 19.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(c)	Amendment No. 1 to Lease Agreement 047, dated September 21, 1989. Filed as Exhibit 10.3(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.*

(d)	Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

(e)	Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

(f)	Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.2(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.*

(g)	Amendment No. 2 to Lease Agreement 047 between First Security Bank of Utah, N.A. as Lesser and Continental Micronesia as Lessee dated March 15, 1995.

10.3 (a)	Trust Agreement 32719 between the Registrant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 19.4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.*

(b)	Aircraft Lease Agreement, dated as of February 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(c)	Lease Supplement No. 1, dated March 5, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(d)	Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N32719.*

10.4 (a)	Trust Agreement 909, dated as of May 25, 1989, between PCC as Beneficiary and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.5(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.*

(b)	Lease Agreement, dated as of October 1, 1983, between DC-9T-II as Lessor and Trans World Airlines, Inc. (“TWA”) as Lessee. Filed as Exhibit 10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

(c)	Lease Supplement No. 1 dated, October 13, 1983, between TWA and DC-9T-II. Filed with Lease Agreement as Exhibit 10.2.8 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

(d)	Amendment No. 1, dated as of May 1, 1991, to Lease dated as of October 1, 1983, each between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Trans World Airlines, Inc. as Lessee. Filed as Exhibit 19.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

(e)	Provisional Amendment, dated as of March 31, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(f)	Amendment No. 2, dated as of April 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(g)	Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(h)	Amendment No. 3 dated January 16, 1995 between First Security Trust of Utah as Lessor Owner Trustee and TWA as lessee with respect to the lease of one Lockheed L-1011 aircraft, U.S. Registration No. N41016.*

(i)	Amendment No. 3 dated as of January 16, 1995 between Meridian Trust Company as Lessor Owner Trustee and TWA as lessee with respect to the lease of one McDonnell Douglas MD-82 aircraft, U.S. Registration No. 909TW.*

10.5 (a)	Lease Agreement, dated as of December 30, 1981, between First Security Bank of Utah, National Association as Lessor and TWA as Lessee. Filed as Exhibit 10.2.3 to Form S-1 Registration Statement dated July 3, 1989 (Commission File No. 33-28359).*

(b)	Trust Agreement, dated as of December 30, 1981, between BWL as Owner Participant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.6(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.*

(c)	Amendment No. 1, dated as of May 1, 1991, to Lease dated as of December 30, 1981, each between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Trans World Airlines, Inc. as Lessee. Filed as Exhibit 19.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.*

(d)	Provisional Amendment, dated as of March 31, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(e)	Amendment No. 2, dated as of April 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and Trans World Airlines, Inc. Filed as Exhibit 10.4(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(f)	Agreed Order, dated April 14, 1993, approving lease amendments among Trans World Airlines, Inc., Pegasus Aircraft Partners, L.P., Registrant and Pegasus Capital Corporation relating to leases of certain aircraft. Filed as Exhibit 10.4(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

10.6 (a)	Trust Agreement 935, dated as of April 2, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association, as Owner Trustee. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.*

(b)	Aircraft Lease Agreement, dated as of June 1, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Aerovias de Mexico, S.A. de C.V. as Lessee, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N935ML. Filed as Exhibit 10.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(c)	Estoppel and Acceptance Certificate, dated July 1, 1992, executed by Aerovias de Mexico, S.A. de C.V. as Lessee under Aircraft Lease Agreement, dated as of June 1, 1992, between Aerovias de Mexico, S.A. de C.V. and First Security Bank of Utah, National Association as Owner Trustee and Lessor, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N935ML. Filed as Exhibit 10.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

10.7 (a)	Trust Agreement 936, dated as of May 9, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association, as Owner Trustee. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.*

(b)	Aircraft Lease Agreement, dated as of June 1, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Lessor and Aerovias de Mexico, S.A. de C.V. as Lessee, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(c)	Estoppel and Acceptance Certificate, dated July 20, 1992, executed by Aerovias de Mexico, S.A. de C.V. as Lessee under Aircraft Lease Agreement, dated as of June 1, 1992, between Aerovias de Mexico, S.A. de C.V. and First Security Bank of Utah, National Association as Owner Trustee and Lessor, pertaining to one McDonnell Douglas DC-9-31 aircraft, U.S. Registration No. N936ML. Filed as Exhibit 10.2(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

10.7 (d)	Standstill Agreement dated December 13, 1994, between Aerovias de Mexico SA de CV and First Security Bank of Utah National Association as Owner Trustee of two DC-9-31 Aircraft, US Registration N936ML and N937ML.

10.7 (e)	Standstill Extension and Amendment dated as of February 28, 1995 between Aerovias de Mexico SA de CV and First Security Bank of Utah National Association as Owner Trustee of two DC-9-31 Aircraft, US Registration N936ML and N937ML.

10.8 (a)	Trust Agreement 16982, dated as of August 22, 1990, between Registrant as Beneficiary and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.*

(b)	Lease Agreement 212, dated as of December 15, 1988, between Wilmington Trust Company as Owner Trustee and Lessor and Continental Airlines, Inc. as Lessee. Filed as Exhibit 10.2.5 to Form S-1 Registration Statement dated July 3, 1989, (Commission File No. 33-28359).*

(c)	Amendment No. 1, dated as of May 26, 1989, to Lease Agreement 212, between Wilmington Trust Company as Owner Trustee and Lessor and Continental Airlines, Inc. as Lessee. Filed as Exhibit 10.2.5 to Form S-1 Registration Statement dated July 3, 1989, (Commission File No. 33-28359).*

(d)	Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

(e)	Agreed Order, dated July 3, 1991, in connection with approval of Stipulation and Order, dated June 19, 1991, among Continental Airlines, Inc., New York Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Meridian Trust Company, as Owner Trustee, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Aircraft Leasing, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, Inc. and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 19.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.*

(f)	Supplemental Stipulation and Order, dated December 30, 1992, among Continental Airlines, Inc., Bay Air Lease I, Cirrus Capital Corporation of Florida, Bay Air Lease III, Aviation Assets I, Aviation Assets II, Aviation Assets III, Aviation Assets IV, IAL Aircraft Acquisitions, Inc., Pegasus Aircraft Partners II, L.P., Pegasus Capital Corporation, IAL Aviation Resources, Inc., Pegasus Aircraft Partners, L.P., Gilman Financial Services, and First Security Bank of Utah, as Owner Trustee concerning various aircraft and aircraft engines. Filed as Exhibit 10.8(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.*

(g)	Lease Termination Agreement dated November 15, 1995 between and among Continental Airlines, Inc., First Security Bank of Utah, N.A., Pegasus Aircraft Management, Inc. and Air Transport Leasing, Inc.

(h)	Supplement to Lease Termination Agreement between and among Continental Airlines, Inc., First Security Bank of Utah, N.A., Pegasus Aircraft Management, Inc. and Air Transport Leasing, Inc.

10.9	Prospectus of Registrant, dated as of July 11, 1989. Filed as Exhibit 2 of the Registrant’s Form 8-K filed for the Event occurring on September 20, 1989.*

10.10 (a)	Loan Agreement, dated June 10, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(b)	Promissory Note, dated June 10, 1992, made by Pegasus Aircraft Partners II, L.P. in favor of Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(c)	Assignment of Collateral, dated as of June 10, 1992, between Pegasus Aircraft Partners II, L.P. and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

(d)	Security Agreement and Assignment of Lease, dated as of June 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee and Philadelphia National Bank, Incorporated, as CoreStates Bank, N.A. Filed as Exhibit 10.3(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.*

10.11 (a)	Secured Loan Agreement, dated September 10, 1992, among Greyhound Financial Corporation, as Lender and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. as Co-Borrowers. Filed as Exhibit 10.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(b)	Promissory Note, dated September 10, 1992, made by First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. in favor of Greyhound Financial Corporation. Filed as Exhibit 10.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(c)	Beneficial Interest Security Agreement, dated as of September 10, 1992, between Pegasus Aircraft Partners II, L.P. and Greyhound Financial Corporation. Filed as Exhibit 10.1(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(d)	Continuing Guaranty and Subordination Agreement, dated September 10, 1992, between Greyhound Financial Corporation and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. Filed as Exhibit 10.1(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(e)	Negative Pledge Agreement, dated as of September 10, 1992, by and among Greyhound Financial Corporation and First Security Bank of Utah, National Association as Owner Trustee under (i) Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (ii) Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., (iii) Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., and (iv) Trust Agreement 16982 between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P. Filed as Exhibit 10.1(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(f)	First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 935, dated as of April 2, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(f) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(g)	First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 936, dated as of May 9, 1990, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

(h)	First Priority Aircraft Chattel Mortgage and Security Agreement, dated September 10, 1992, between First Security Bank of Utah, National Association as Owner Trustee under Trust Agreement 909, dated as of May 25, 1989, between First Security Bank of Utah, National Association and Pegasus Aircraft Partners II, L.P., as Mortgagor, and Greyhound Financial Corporation, as Mortgagee. Filed as Exhibit 10.1(h) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.*

10.12 (a)	Trust Agreement 357, dated as of February 15, 1993, between Registrant and First Security Bank of Utah, National Association as Owner Trustee. Filed as Exhibit 10.2(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(b)	Aircraft Lease Agreement, dated as of March 15, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.2(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.*

(c)	Lease Supplement No. 1, dated May 24, 1993, between First Security Bank of Utah, National Association as Owner Trustee and KIWI International Air Lines, Inc. Filed as Exhibit 10.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.*

(d)	Amendment No. 1 dated March 15, 1995 to the lease between First Security Bank of Utah National Association as Trustee (Lessor) and Kiwi International Air Lines Inc. with respect to a certain 727 Aircraft, US Registration N357KP.*

10.13 (a)	Aircraft lease of 727-200 Advanced Aircraft N16784 (formerly N516PE) as of September 25, 1984 by Seventh HFC Leasing Corporation as Lessor and People Express Airlines, Inc. as Lessee.

(b)	Amendment No. 1 to lease of 727-200 Advanced Aircraft N16784 dated November 15, 1995 between Continental Airlines, Inc. as Lessee and First Security Bank of Utah as Owner Trustee of a trust in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.

10.14 (a)	Aircraft lease of 727-200 advanced Aircraft N77780 (formerly N512PE) as of August 23, 1984 by Mellon Financial Services Corporation #3 as Lessor and People Express as Lessee.

(b)	Amendment No. 1 to lease of 727-200 Advanced Aircraft N77780 dated November 21, 1995 between Continental Airlines, Inc. as Lessee and First Security Bank of Utah as Owner Trustee of a trust in which Pegasus Aircraft Partners II, L.P. is the sole beneficiary.

10.15 (a)	Promissory note issued in favor of Pegasus Aircraft Partners II, L.P. with face amount of $307,166 dated March 16, 1996 from Kiwi International Airlines Inc.

10.16 (a)	Loan and Security Agreement dated December 23, 1996 between Provident Bank, N.A. and First Security Bank as Owner Trustee.

11	Partnership Policy for Requests for Partner Lists.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: March 16, 2006

Pegasus Aircraft Partners II, L.P.
(Registrant)

By:	Air Transport Leasing, Inc. Administrative General Partner

By:	/s/ Clifford B. Wattley Clifford B. Wattley President, Director, Chief Financial and Accounting Officer

By:	Pegasus Aircraft Management Corporation Managing General Partner

By:	/s/ Richard S. Wiley Richard S. Wiley President and Chairman of the Board
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.

Signature	Title

/s/ Richard S. Wiley	President and Chairman of the Board of
Richard S. Wiley	Pegasus Aircraft Management Corporation

/s/ Clifford B. Wattley	President, Director, Chief Financial and
Clifford B. Wattley	Accounting Officer of Air Transport Leasing, Inc.